Form 10-K
period 1995-09-30
XIRCOM INC
filed 1995-12-13
CIK 883905

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File No. 0-19856


                                 XIRCOM, INC.
                         2300 CORPORATE CENTER DRIVE
                       THOUSAND OAKS, CALIFORNIA 91320
                          TELEPHONE: (805) 376-9300


          CALIFORNIA                                    95-4221884
   (State of Incorporation)                  (IRS Employer Identification No.)


Securities registered pursuant to section 12(b) of the Act:


        Title of Class                               Name of Exchange
        --------------                               ----------------
COMMON STOCK, $.001 PAR VALUE                           NASDAQ/NMS


Securities registered pursuant to section 12(g) of the Act:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

     Based on the closing sale price of the Common Stock on the Nasdaq Stock Market on November 15, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $120,388,000.
Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 19,003,174 at November 15, 1995.


                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 19, 1996.

                             INTRODUCTORY STATEMENT

References made in this Annual Report on Form 10-K to "Xircom," the "Company" or the "Registrant" refer to Xircom, Inc. and its wholly owned subsidiaries. Xircom is a registered trademark, and CreditCard LAN Adapter, CreditCard Modem, Pocket LAN Adapter, Ethernet+Modem, Netwave, Parallel Port Multiplexor, Tractor Grip, Netaccess, MultiPort Modem, MultiChannel ISDN Adapter, and Instant ISDN are trademarks of Xircom, Inc. Other company and product names contained in this report may be trade names or trademarks of other companies.

                                     PART 1

ITEM 1.    BUSINESS

Xircom, Inc. ("Xircom" or the "Company") develops, manufactures, sells and supports a comprehensive set of network access solutions for mobile and remote personal computer (PC) users. These products represent a market category recognized as mobile networking. The Company's principal products enable PC users to access information and resources found on local area networks (LANs) and online services such as the Internet. Xircom's products are recognized for innovative technology, high reliability and broad compatibility.

Xircom was founded in 1988 and pioneered the use of the universal PC parallel port to connect portable PCs to LANs. Xircom's Pocket LAN adapter established the mobile networking market and by 1992 had become the leading solution for portable PC-to-LAN connectivity. In late 1992, Xircom was the first company in the industry to ship an adapter compliant with the standards set by the Personal Computer Memory Card International Association ("PCMCIA" or "PC Card"). Through September 30, 1995, the Company has sold nearly two million PC Card or parallel port LAN adapters and remains the overall market leader in LAN adapters for portable PCs.

In 1994 and 1995 Xircom expanded its offerings to include products addressing wide area networking, which enable access to a LAN from a remote location. These products include combination LAN adapter and modem PC Cards, a modem-only PC Card and systems-level mobile networking solutions, including remote access server products. In 1995, the Company began shipping its wireless LAN products in volume.


MARKET BACKGROUND

Growth in Client/Server Computing. Local area networks offer greater productivity and lower systems costs by enabling workgroups and geographically dispersed organizations to share information, applications and resources such as printers, file servers and communication devices. LANs have enabled the widespread use of personal computers and servers in a client/server network configuration, and wide area networking has created "enterprise networks" of broadly interconnected LANs which offer client PCs access to LANs from almost any location.

Trends Toward Smaller, Mobile Computers. Simultaneous with the growth in LANs, continuing technological advances have been made in portable PCs, often referred to as laptop or notebook computers. Growing use of portable computers is being driven by an increasingly mobile workforce requiring a higher level of productivity, including field service personnel, salespeople, consultants, traveling executives, telecommuters and "day extenders," who work at home in the evening or on weekends. An increasing number of workers are now utilizing portable computers as their primary PCs and more business applications are being developed specifically for portable PCs. According to independent market research, portable PC shipments worldwide will grow from 7.3 million in 1994 to over 16 million in 1999.(1) It is also projected that 47% of portable computers will be connected to a LAN by 1998 compared to 12% in 1994(2) and that 80% of portable PC users in the U.S. will use their portable as their primary PC by the year 2000.(3)


-------------------------

(1)   International Data Corporation, 1995

(2)   International Data Corporation, 1995

(3)   BIS Strategic Decision, 1995

Remote Access. Over the last several years, there has been a significant increase in the number of PC users accessing a corporate LAN or an online service (e.g., America Online, Prodigy, CompuServe or the Internet) from a "remote" location. To do so requires a modem on the client PC and a modem "on the LAN" that serves as a communication gateway to the network (oftentimes referred to as a remote access server or communications server). The modem market has grown substantially over the last several years and today it is estimated that 91% of portable PCs are equipped with a modem. The market for PC Card modems is expected to grow from 1.6 million units in 1994 to 7.1 million units by 1998.(4) The remote access server market is also expected to grow from approximately 700,000 "ports" in 1994 to 7.0 million in 1998.(5) Integrated Services Digital Network (ISDN) usage is expected to become a larger proportion of such connections because ISDN enables higher speeds than analog modem-based connections and the telephone carriers are making ISDN service more broadly available. ISDN services are based on multiple 64 kilobits-per-second
(Kbps) digital channels (two "B" channels for a basic rate interface and 23 to 30 "B" Channels for a primary rate interface) compared to 28.8 Kbps speeds for a V.34 analog modem.


PRODUCTS

In 1995 the Company reorganized into Client and Systems Divisions, grouping its similar product lines together to achieve greater efficiencies and resource utilization.

CLIENT PRODUCTS

Client products include Ethernet and Token Ring LAN adapters, combination LAN adapters and modems, and modem-only products.

Wired LAN adapters for portable PCs. Xircom offers the broadest family of PC Card and parallel port (Pocket) LAN adapters that operate on Ethernet and Token Ring topologies and are compatible with all widely used wiring. Xircom LAN adapters also incorporate preconfigured software drivers that support over 48 different network operating systems and communication protocols. Most Xircom adapters include both DOS- and Windows-based menu-driven software for simple, fast installation.

Xircom shipped the industry's first external parallel port LAN adapter, the Pocket Ethernet Adapter, in May 1989. The second-generation product, Pocket Ethernet Adapter II, was first shipped in September 1991 and the third-generation Pocket Ethernet Adapter III was first shipped in March 1993. The Pocket Token Ring Adapter, first shipped in December 1989, was the first commercially available parallel port adapter for Token Ring networks. The second-generation Pocket Token Ring Adapter II was first shipped in February 1992, and the third-generation Pocket Token Ring Adapter III was first shipped in December 1993. Today Xircom remains the dominant supplier of Pocket LAN Adapters, with a market share estimated to be over 70%(6). BYTE magazine's 20th anniversary issue in September 1995 named Xircom's original Pocket LAN Adapter as one of the Most Important Networking Products of all time. Revenues from Pocket LAN adapters represented 34% of Xircom's total revenues in fiscal 1995 compared to 55% in 1994. This proportion had further declined to 26% in the fourth quarter of fiscal 1995 and is expected to continue to decline in 1996 and 1997 as the PC Card becomes the dominant form factor for connecting peripheral devices to portable PCs.

During 1991, the PCMCIA defined certain dimensional interface standards for use by a variety of PC peripherals, including memory cards, fax/modems, LAN adapters and disk drives. The



------------------------------

(4)   International Data Corporation, 1995

(5)   International Data Corporation, 1995, and Xircom

(6)   Dataquest Incorporated, 1995

PC Card interface, or slot, is now incorporated into most portable computers, allowing the PC Card peripheral device, which is the size of a thick credit card, to be inserted. Xircom was first to ship an Ethernet LAN adapter card compliant with the PCMCIA standard in late 1992 and began shipping its CreditCard Ethernet Adapter in February 1993. The Company commenced shipments of its CreditCard Token Ring Adapter in December 1993. The second-generation CreditCard Ethernet Adapter IIps and CreditCard Token Ring Adapter IIps were first shipped in June and July 1994, respectively. In August 1995, the Company announced support for Windows 95 for its entire line of Ethernet and Token Ring PC Card adapters and was an active participant in Microsoft's launch of Windows
95. Revenues from PC Card LAN adapters, including combination LAN adapters and modems, were 59% of the total in fiscal 1995.

Multifunction Adapter/Modem Cards. In February 1994, the Company began shipping the first PC Card offering a LAN adapter and a modem in a single PCMCIA card. The CreditCard Ethernet+Modem quickly achieved market acceptance and received a number of industry awards for technical excellence, including PC Magazine's "1994 Technical Excellence Award" in the Networking Hardware category. The Company commenced shipments of the second-generation CreditCard Ethernet+Modem II in September 1994 and in July 1995 was the first to ship in volume a combination PC Card product incorporating a V.34 modem with a LAN adapter. The Ethernet+Modem products accounted for 23% of revenue for all of fiscal 1995 and 34% in the fourth quarter of fiscal 1995.

PC Card Modem. Xircom commenced shipment of the Company's first modem-only PC Card in September 1995. The CreditCard Modem 28.8 incorporates the latest V.34 standards and broadens Xircom's remote access solutions by adding a modem-only option for PC notebook users who require high- speed remote access to LANs, commercial online service, or the Internet.

Xircom expects customers for its PC Card client products to continue to demand higher speeds and bandwidth and is focusing its development efforts on new versions of its PC Card LAN adapters, and multifunction PC Cards that will combine LAN, modem and ISDN technologies for use with high-bandwidth applications.

Other Client Products. Xircom also offers the Parallel Port Multiplexor, which allows a user to connect both a parallel port LAN adapter and a dedicated printer through a single parallel port. In September 1995, Pacific Data Products completed the purchase of Xircom's Pocket Print Server product line in an agreement that had no material financial impact on Xircom.

SYSTEMS PRODUCTS

Xircom's systems solutions include remote access server products and wireless LAN products.

Remote Access. Xircom's solutions in this market are based on an "open systems" approach to remote access. Industry analysts project that in the future the majority of dial-in remote access servers will be open systems much like LAN file servers are today. They will integrate a standard PC with remote access software from Novell or Microsoft and adapters like Xircom's MultiPort Modem Card. The MultiPort Modem Card, which was first shipped in March 1995, includes four or eight V.34 (28.8 Kbps) modems on a card.

Experts predict that the latest analog modems have most likely reached the theoretical maximum speed except for the possible development of further data compression techniques. As a result, users are beginning to migrate to ISDN technology for higher-speed remote network and Internet connections. In addition, ISDN service is becoming more broadly available and the costs of installation, service and equipment are priced more reasonably. Industry analysts project that ISDN basic rate terminal adapter shipments will grow from 225,000 units in 1995 to 550,000 units in 1999,(7) while ISDN server ports will increase from 345,000 to 1,023,000.(8)

In June 1995, Xircom entered the market for ISDN remote access through its acquisition of Primary Rate Incorporated ("PRI"). PRI, started in 1989, developed the industry's first primary rate interface to a computer for the computer telephony market. PRI's subsequent efforts were on developing ISDN solutions for OEM customers. Today, these OEM customers include AT&T, Xyplex, Ericsson, IBM, Bell Atlantic, BellSouth and other vendors who use Xircom ISDN technology as a component of their internetworking, telecommunications and remote access solutions.

Prior to the acquisition, PRI had developed an ISA (Industry Standard Architecture) version of a primary rate interface card that runs under Windows NT and a first-generation basic rate interface card. These products are now being marketed as ISDN server cards complementing the analog MultiPort Modem Cards Xircom introduced earlier in 1995. Further development of these products will allow Xircom to offer a seamless dial-in server solution for both ISDN and analog users employing Windows NT or Netware Connect. PRI's experience in ISDN software development will also be utilized in development of new PC Card ISDN products.

Wireless LAN. In January 1995, the Company commenced volume shipments of Netwave, its wireless LAN product line that enables the user to establish a peer-to-peer network or maintain an Ethernet network connection while moving about the workplace unencumbered by wires and cables. Based on 2.4 GHz, spread spectrum, frequency hopping radio frequency (RF) technology, Netwave products include the CreditCard Netwave Adapter and the Netwave Access Point for Ethernet.

The Netwave adapter, radio and antenna are fully self-contained in a single PC Card, with no external circuitry. The companion Netwave Access Point for Ethernet is a Netwave-to-Ethernet bridge that attaches directly to the wired LAN, enabling a number of Netwave adapter users to access the network through one access point. With multiple access points installed throughout a facility, Netwave users can roam within the coverage area while maintaining real-time access to network services. Netwave can also be utilized in a simple peer-to-peer network configuration without access points.

Xircom shipped its Netwave Release 2.5 in July 1995, which offers improved throughput, seamless roaming capabilities and utilities for conducting site surveys and managing the wireless connection. At the same time, the Company announced a new aggressive pricing and seeding program and introduced a Netwave Starter Kit to promote trials and testing by potential users.

Netwave supports a wide range of network operating systems and PC hardware and software. The Company is active on the Institute of Electronic and Electrical Engineers ("IEEE") 802.11 Wireless LAN Committee, which is developing an industry standard to assure interoperability among various vendors' products. While the market for wireless LAN has been small to date, industry analysts expect the market to grow more rapidly once a standard is issued sometime in 1996. In April 1995, Netwave passed European Telecommunications Standard testing and has gained approvals for sale in most major European countries.





--------------------------------------
(7)  International Data Corporation, 1995

(8)  International Data Corporation, 1995

Netwave contributed less than 5% of total revenues in fiscal 1995.


RESEARCH AND DEVELOPMENT

The market for the Company's products is characterized by rapidly changing technology, short product life cycles and evolving industry standards. The Company believes that technical innovation in its products is required to make them more desirable than other portable LAN connectivity solutions. The Company's expertise lies in developing small form factor products which require a high degree of electronic component integration and careful circuitry design. In addition, use of Application Specific Integrated Circuits ("ASIC") reduces the number of semiconductor devices required in the Company's products resulting in lower manufacturing cost and higher product reliability. Because of the many variations of PCs that the Company's products are installed in, the Company's ASIC devices are designed so that they can be automatically reconfigured upon initialization by the Company's proprietary software.

The Company also utilizes an erasable programmable read-only memory (EPROM) in most of its products to allow certain changes, enhancements or error corrections to be implemented through a software download as opposed to a change in hardware.

The Company is a leader in simplifying the installation and configuration of a portable LAN adapter by incorporating certain proprietary software coding in its parallel port products. Subsequently, because of difficulties associated with installation of PC Cards, the Company developed a Windows-based installation utility in fiscal 1994, which now ships with most Xircom adapters. Although the new Windows 95 operating system, released in August 1995, improved the installation process for PC Cards and other peripherals, add-on hardware often requires driver updates to enhance features or performance. Therefore, installation utilities remain an important feature of the products.

Device driver software is also a key component of the Company's products. Device drivers allow the hardware and firmware (the software code which provides operating instructions to the hardware) to interact with the communications port on the PC that the LAN adapter or modem is being installed in (e.g., the parallel port or PCMCIA slot). While the Company's leading products are designed to operate with the major operating systems, including Microsoft Windows 3.1, Windows NT and Windows 95, the Company has also developed Driver Development Kits that include a library of software interfaces and source code examples to substantially reduce the time required for other network operating system vendors to develop drivers for Xircom adapters. The Company believes that its family of external LAN adapter products incorporates software drivers for a broader range of computers and network operating systems than any other family of external LAN adapters commercially available.

Some of the Company's technical advancements and accomplishments since 1989 include:

o    Pioneered the use of the PC parallel port for LAN connectivity;
o Participated with Zenith Data Systems and Intel Corp. in the development of Enhanced Parallel Port ("EPP") technology;
o    Was first to ship an Ethernet LAN adapter;
o Was first to ship a parallel port modem, which offers higher throughput than a serial port modem;
o    Was first to ship a PC Card combining a LAN adapter and a modem;
o Was first to incorporate full-duplex Ethernet technology in its LAN adapters, which offers up to twice the data throughput on an Ethernet network;

o Developed the first wireless LAN adapter fully contained in a PC Card (with no external circuitry);
o Developed block mode transfers for use in modems, allowing greater throughput than normally available.

The June 1995 acquisition of PRI provided the Company with faster entry to an emerging market for ISDN products. PRI developed ISDN protocol software, called Instant ISDN, with an open application programming interface, to simplify the incorporation of their ISDN products into other OEM solutions.
PRI also provided experience in gaining approvals for the sale of ISDN products and technology ("homologation") in Europe, Japan and Canada.

Xircom has adopted a Distributed Development Environment ("DDE") to facilitate the remote physical location of some of its engineers. DDE provides structured development methodologies and high-speed network links into Xircom's corporate development network. A key component of DDE is the use of Xircom's products by the engineers that develop and support them. It is believed that DDE results in increased productivity and retention of key employees. At this time program participants include engineers located in Austin, Texas; Colorado Springs, Colorado; Provo, Utah; and Kontich, Belgium.

The Company's current research and development efforts include ongoing feature enhancement and cost reduction of current products, continued development of multifunction PC Cards, development of new versions of Netwave wireless LAN products, enhancement of remote access modem server products and ISDN server products, and support for the Company's OEM customers.

The Company has participated in leading industry standards committees such as the IEEE Working Group 1284 Committee for Parallel Port Standardization, the PCMCIA Committee for add-in cards for portable computers, the IEEE 802.11 Standards Committee for Wireless LANs, the Fast Ethernet Alliance for developing 100 megabit-per-second Ethernet technology and the National ISDN Users Forum. In 1995 Xircom co-founded the Mobile MIB Task Force, a group formed to extend existing standards to handle the unique issues of managing mobile computer users who connect to networks. Other participants include Compaq, IBM, Motorola, Zenith Data Systems and National Semiconductor.

Approximately 19% of the company's 500 employees were engaged in research and development activities as of September 30, 1995. During fiscal years 1995, 1994 and 1993, the Company incurred research and development expenditures of $13,824,000, $11,613,000 and $6,882,000, respectively.


MARKETING

The Company sells its products primarily through domestic and international distributors. U.S. distributors include major national distributors of computers and networking equipment such as Ingram Micro Inc., Tech Data Corporation and Merisel, Inc., and national reseller organizations such as IE Advanced Systems, Inc., Vanstar Corporation and MicroAge, Inc. The Company also sells directly to major domestic retail chains, such as Computer City Supercenter and CompUSA. The Company also sells its products to portable computer manufacturers and has a number of OEM customers for its ISDN products.

Internationally the Company sells products through a worldwide network of distributors. In fiscal 1995, 1994 and 1993, international sales (sales to customers outside the U.S.) comprised 43%, 39% and 37%, respectively, of total net sales. All international sales are denominated in U.S. dollars and may be subject to government controls and other risks, including, in some cases, export licenses, federal restrictions on export, currency fluctuations, political instability, trade restrictions, and changes in tariffs and freight rates. The Company has experienced no material difficulties to date as a result of these factors.

Xircom generally seeks to develop the markets for its products through marketing programs that promote end-user demand. The Company generates brand recognition through trade advertising, participation in trade shows and public relations activities. In 1995, the Company developed a small field sales organization and expanded its inside sales/telemarketing function to create demand by calling directly on resellers, VARs and end-users interested in client or systems products. The Company also has field sales persons and support engineers to sell its products to OEMs.


BACKLOG

The Company manufactures its products to its forecast of near-term demand and maintains inventories of finished goods and top-level subassemblies to satisfy customer orders. Product shipments are generally made within six weeks after receipt of orders although some OEM customers submit orders for scheduled deliveries over a longer period. Orders from distribution customers are cancelable without penalty and OEM customers may reschedule or cancel orders outside a certain minimum time period. Backlog was not significant at September 30, 1995 or 1994.


COMPETITION

The Company believes that the principal competitive factors in the market for external LAN adapters and indirectly competitive products are support of commonly used topologies, network wiring systems and network operating systems; performance (including data transfer speeds); compatibility with many brands of portable computers; quality and reliability; ease of use; size, especially with respect to the latest subnotebook and handheld portable PCs; customer support and service; brand name recognition; and price.

Similar to the market for external LAN adapters, the principal competitive factors for external modems are performance (primarily throughput, but also error control, connection maintenance and compression); compatibility with many brands of portable computers and software applications; support of industry standards; quality and reliability; ease of use; customer support and service; brand name recognition; and price.

The Company's direct competition for parallel port LAN adapters has primarily come from a small number of privately held companies, and Xircom has maintained a dominant market share in this market segment (i.e., over 70%). The PC Card LAN adapter market has become significantly more competitive, and the Company has a number of competitors that have substantially greater development, manufacturing and marketing resources than Xircom, including Fujitsu Microelectronics, Inc., International Business Machines Corp. (IBM), Motorola Inc., 3Com Corporation and U.S. Robotics Inc.'s Megahertz subsidiary. Other manufacturers of desktop LAN adapters offering PC Card adapters include Standard Microsystems Corporation, Madge Networks Limited and Olicom A/S. In the multifunction PC Card market (Ethernet+Modem), the Company's closest competitor is Megahertz. Other smaller companies also offer Ethernet+Modem PC Cards including Ositech Communications Inc. and New Media. In addition, 3Com and Motorola have jointly developed and recently commenced shipments of a combination LAN+modem PC Card.

The Company also competes indirectly with companies that provide alternative means to connect portable computers to LANs such as docking stations or port replicators with built-in networking capabilities. COMPAQ Computer Corporation, Toshiba Corporation (Toshiba), IBM, NEC Corporation (NEC) and others offer docking stations for certain of their portable computers. Although docking stations historically enjoyed some competitive advantage because they provide a broader range of functionality than just a LAN connection, the greater built-in capabilities of many new portable PCs and the standardization provided by PC Card slots reduce the demand for this additional functionality. In addition, the use of peripheral devices provides the PC user an upgrade path as speed or other enhancements to the network are developed.

Ethernet interface chipsets on PC system boards which eliminate the need for a LAN adapter have been offered only in a limited number of portable PCs to-date, generally because the chipset solution adds cost and complexity to the base PC and requires the PC manufacturer to provide networking technical support. As a result, the Company believes that PC Card solutions for networking portable computers will continue to dominate the market because of the performance, flexibility and range of choices they offer to both users and PC manufacturers.

The increased competition in the PC Card LAN market and the shift from the parallel port to PC Card form factor for portable LAN adapters resulted in a loss of overall market share, sales declines and lower gross margins for the Company in 1995. While the Company has taken steps to be more competitive, particularly on price, and believes it has recently stabilized in its market share, the significant level of competition could adversely affect sales and profitability in the future.

For the Company's recently introduced modem-only PC Card, the competition is significant. U.S. Robotics and its Megahertz subsidiary jointly hold a majority market share for PC Card modems and control a design feature called X-Jack which integrates the RJ-11 phone jack into the PCMCIA case. Other competitors in this market include Hayes Microcomputer Products, Boca Research, AT&T Paradyne (although AT&T has announced it is discontinuing its PCMCIA line of modems), TDK Systems, and many others, including manufacturers who may hold leading or significant market shares within specific countries. Xircom believes that it can leverage its engineering, sales and manufacturing resources with its V.34 PC Card modem because it already has modem technology and market recognition with its Ethernet+Modem PC Card products. Nevertheless, this market is historically very price-competitive, and some competitors, including U.S. Robotics, have proprietary designs which may result in lower manufacturing costs. In addition, because approximately 90% of portable PCs utilize a modem, there may be a greater likelihood that modem functionality could be included by the PC manufacturers, and some models include modems today. However, the Company believes that just as for LAN adapters, standard expansion slots like PCMCIA that allow the users of the PCs more flexibility in choice of modems and upgradeability as the technology advances will be the standard for some time to come. In addition, the Company has achieved significant market share in the combination Ethernet+Modem market segment and expects to offer other multifunction cards in the future as a way of differentiating its modem products.

In the wireless LAN market, the key competitive factors are range, ability to penetrate obstructions, power consumption, performance (principally data transmission speed), antenna configuration, price and compatibility with the PC platform. The Company's direct competition for wireless LAN products comes from an increasing number of radio-based system manufacturers, some of whom, such as Proxim, Inc. and Solectek Corp., are focused specifically in wireless technologies. Others, including AT&T, IBM Corporation and Symbol Technologies, Inc., have substantially greater research, manufacturing, and marketing resources than the Company. Others are known to be preparing products for entering in the wireless LAN market including 3Com Corporation, Telxon Corporation and Breeze Wireless Communications, Inc. In addition, the Company has licensed its Netwave technology to certain chipset manufacturers who may market such chipsets to others. The Company believes its Netwave product has a unique form factor with no antennae or other circuitry outside the PC Card adapter. Some competitors claim advantages in range and manageability. The Company also believes it has certain advantages in the software which operates on its access points although others offer similar functionality. Various components of Netwave are designed around specifications that served as a basis for parts of the standard being developed by the IEEE 802.11 Committee on wireless LAN standards. This could provide the Company some time-to-market advantage in introduction of standards-compliant products in 1996.

The Company competes directly with a wide variety of vendors offering remote access solutions. In ISDN, direct competitors include small, ISDN-focused manufacturers as well as divisions of larger, well-established companies such as 3Com Corporation and U.S. Robotics, Inc. For the MultiPort Modem Card, direct competition is primarily from RS232 interface board manufacturers such as Digi International Inc., which provides low-cost serial port cards that end users or integrators use with standard external modems. Indirect competitors such as Shiva Corp., Ascend Communications, Inc., and Telebit Corp. currently dominate the remote access market by providing stand-alone products that do not require integration with other hardware or software. In addition, major internetworking vendors including Cisco Systems, Inc., Bay Networks, Inc. and Cabletron Systems, Inc. have recently added remote access solutions. All of these indirect competitors have substantially greater development and marketing resources than the Company.


MANUFACTURING

The Company believes that high-volume, low-cost manufacturing has become an important capability to compete effectively in the PC Card market. As a result, the Company commenced in-house manufacturing in September 1995 with a limited volume production run of PC Cards at new facilities in Penang, Malaysia. The Company expects to ramp its production through April 1996 when most of its PC Card and parallel port adapters will be built in Penang.

To-date, all the Company's PC Card products have been assembled by a single subcontractor on a turn-key basis. Components are purchased, warehoused, assembled and tested by such subcontractor before being sent to the Company for final packaging and shipping. The Company utilizes other subcontractors to assemble its parallel port adapters and cable assemblies.

The Company purchases certain key components directly from third-party suppliers. The Company inspects these components for quality and forwards them to the subcontractors as needed. In the future, most components will be purchased in Penang using current vendors with local representation. Final assembly, test, packaging and shipping, currently performed by the Company at its facility in Thousand Oaks, California, will be transitioned to the Penang operation during 1996.

Although the Company generally uses standard parts and components for its products, certain key components used in the Company's products are currently available from only one source, and others are available from a limited number of sources. Components currently available from one source include a proprietary Ethernet chipset (used in the Pocket Ethernet Adapter) purchased from Fujitsu Microelectronics, a proprietary Ethernet chipset (used in the CreditCard Ethernet Adapter) purchased from SymBIOS Logic, a Token Ring chipset from Texas

Instruments, an AT&T modem chipset (used in the modem products) and a standard Motorola microprocessor (used in the modem products). In addition, other components, including other semiconductor devices, transformers and plastic product housings, are available or acquired from a single source or a limited number of sources. Although the Company has not experienced any significant parts shortages over the past year, many of these components require long-lead purchase orders so that flexibility to change order quantities due to changes in demand is limited. Inability to obtain sufficient supplies of these components or develop alternative sources as needed could have a material adverse effect on the Company's operating results.


PROPRIETARY RIGHTS AND LICENSES

The Company has applied for numerous patents relating to its external LAN adapters, parallel port multiplexor, parallel port and PC Card modems, and wireless LAN products. Patents covering the original parallel port adapter and the parallel port multiplexor were issued in March 1994 and January 1994, respectively. A patent covering the combination parallel port Ethernet and modem was issued in April 1995. The Company has entered into licensing agreements with three competitors related to the parallel port adapter technology. Additionally, the Company is currently reviewing the applicability of its parallel port adapter and combination parallel port Ethernet and modem patents to other competitive products. The Company also seeks to protect its proprietary rights through a combination of employee and third-party nondisclosure agreements as well as copyright and trademark protection. The Company is aware that competitors have duplicated certain functionality of the Company's products. There can be no assurance that the Company's patents, copyrights, trademarks and other efforts to protect its intellectual property will prevent duplication of the Company's technology or that they will provide competitive advantage. The Company believes that, due to the rapid pace of technological change in the LAN communications industry, the Company's success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service than legal protection of the Company's proprietary rights.

The Company currently includes software licensed from third parties in its Token Ring, Ethernet+Modem, modem-only, ISDN and remote access server products, which, in the aggregate, accounted for 43% of revenues in fiscal 1995. The Company's operating results could be adversely affected by a number of factors relating to this third-party software, including failure by the licensers to promote or support the software, delays in shipment of the Company's products as a result of delays in the introduction of licensed software or errors in the licensed software, excess customer support costs or product returns experienced by the Company due to errors in licensed software or termination of the Company's relationship with such licensers.

Madge Networks Agreement. The Company entered into a Software License Agreement with Madge Networks Limited ("Madge") pursuant to which Madge and the Company jointly developed the SmartRing Token Ring Adapter software, based on proprietary Token Ring software of Madge. Madge has licensed its SmartRing Token Ring Adapter software to Xircom for use in LAN adapters. The Company paid Madge an initial development fee and up-front license fee, and pays an additional royalty to Madge on each Token Ring LAN adapter the Company sells. Royalty payments are subject to certain quarterly minimums, with any royalties in excess of the quarterly minimum credited against future minimums. The agreement terminates on the date when the Company ceases to market Token Ring LAN adapters or may be terminated earlier by Madge if the Company does not meet minimum royalty payments. In September 1993 the Company entered into a similar agreement for the license of the SmartRing software for use in the Xircom CreditCard Token Ring adapter.

Willemijn License. The Company has entered into a nonexclusive patent license agreement with Willemijn Houdstermaatschappij BV (Willemijn) with respect to certain Token Ring technology for which Willemijn holds patents. Under this agreement, the Company pays a royalty on each Token Ring adapter sold by the Company. The agreement terminates in October 1998, upon expiration of the Willemijn U.S. patent.

Shiva License. The Company entered into a PPP Client Software License Agreement with Shiva Corporation for software to be included in Ethernet+Modem, modem-only, ISDN and remote access server products. Under this agreement, the Company pays a royalty on products sold incorporating the Shiva technology.
The agreement is nonexclusive and expires in June 1997.

Tractor Grip License. The Company has licensed the use of the Tractor Grip device for attaching parallel port LAN adapters to PCs. The Company's license terminates upon the expiration of the United States patent in March 2009.
Under this agreement, the Company pays a royalty on products sold incorporating the Tractor Grip technology.

Fax/Modem License. The Company has entered into a nonexclusive license agreement for fax/modem software used in Ethernet+Modem and modem-only products. Under this agreement, the Company pays a royalty on each copy of the software. The agreement has an initial term of two years and provides for renewals upon mutual agreement of the parties.

The Company has entered into additional license agreements that require the payment of per-unit royalties on wireless LAN products. To date, royalties paid under these agreements have not been material.


EMPLOYEES

As of September 30, 1995, the Company employed a total of 500 persons, including 210 in sales, marketing and customer support; 97 in engineering and product development; 143 in operations; and 50 in finance and other administrative areas.

The Company's success depends on its continued ability to attract and retain qualified personnel. Competition for such personnel in the computer networking industry is intense and the Company must provide competitive salary, stock incentive and benefit packages to attract such personnel. The Company has development activities in Thousand Oaks, California, in Mountain View, California and Salem, New Hampshire. None of the Company's employees is represented by a collective bargaining arrangement. The Company believes that its relations with its employees are good.


FACTORS AFFECTING STOCK PRICE

The market price of Xircom's common stock may fluctuate substantially over short periods of time due to a number of factors, including those factors that could affect Xircom's future financial performance as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 to 24 of this document. The price may also be affected by factors which influence the overall market for stocks or the market for stocks of high-technology companies in particular.

MANAGEMENT

The following sets forth certain information with respect to the executive officers of the Company and their ages as of December 1, 1995.


         Name                              Age              Position
         ----                              ---              --------
         Dirk I. Gates                     34               Chairman of the Board,
                                                            President and Chief Executive Officer

         Robert W. (Sam) Bass              49               Vice President, Operations

         Thomas V. Brown                   53               Vice President, Corporate
                                                            Communications and Marketing
                                                            and Acting General Manager,
                                                            Systems Division

         Steven F. DeGennaro               32               Vice President, Finance and
                                                            Chief Accounting Officer

         Marc M. Devis                     35               Vice President, Europe and Asia-
                                                            Pacific Sales and Marketing

         Randall H. Holliday               46               General Counsel and Secretary

         Carl E. Russo                     39               Executive Vice President and
                                                            General Manager, Client Division

         Jerry N. Ulrich                   41               Chief Operating Officer
                                                            and Chief Financial Officer

Mr. Gates has served as Chairman of the Board of the Company since January 1995 and as President and a Director of the Company since its incorporation in November 1988. He has also served as Chief Executive Officer since October 1991.

Mr. Bass has served as Vice President, Operations of the Company since January 1992. From September 1990 until joining the Company, Mr. Bass served as Vice President, Operations of Fibermux Corporation, a provider of intelligent hubs to the LAN market.

Mr. Brown has served as Vice President, Corporate Communications and Marketing of the Company since November 1994. He is currently on temporary assignment as Acting General Manager, Systems Division. From February 1991 until November 1994, he served as Vice President, Corporate Communications, and from October 1990 until February 1991 he was a consultant to the Company.

Mr. DeGennaro has served as Vice President, Finance and Chief Accounting Officer of the Company since May 1995. He had previously served since January 1994 as Corporate Controller and Chief Accounting Officer. Prior to joining the Company in 1993, Mr. DeGennaro was a senior manager at KPMG Peat Marwick, a big-six accounting firm. Mr. DeGennaro is a CPA.

Mr. Devis has served as Vice President, Europe and Asia-Pacific Sales and Marketing since January 1995. He had previously served, since June 1991, as Managing Director of

Xircom Europe N.V. From July 1989 to May 1991, Mr. Devis served as President and Chairman of Westex N.V., a distributor of computer equipment.

Mr. Holliday has served as General Counsel of the Company since January 1995. In December 1993, Mr. Holliday joined the Company as Corporate Counsel. From March 1990 to December 1993, Mr. Holliday was Division Counsel of Abex Aerospace Division, Pneumo Abex Corporation, an aircraft hydraulic components manufacturer.

Mr. Russo has served as Executive Vice President and General Manager, Client Division since April 1995. From January 1994 to March 1995, Mr. Russo held executive positions at Network Systems Corporation, a manufacturer of high-speed networking equipment and software, most recently as Senior Vice President, Channel Networking Group. From 1991 until 1993, Mr. Russo served as President of FTR, Inc., a professional motor sports team, which filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code in December 1993. From 1985 until 1991, Mr. Russo held executive positions at AT&T Paradyne, a manufacturer of wide area networking products, most recently as Vice President and General Manager, Data Networking Products.

Mr. Ulrich has served as Chief Operating Officer and Chief Financial Officer of the Company since May 1995. He had previously served since December 1992 as Vice President, Finance and Administration and Chief Financial Officer and since March 1992 as Vice President, Finance. From 1991 until joining the Company, Mr. Ulrich was Corporate Controller for Adaptec, Inc., a manufacturer of hard disk controllers and small computer system interface (SCSI) host adapters. From 1989 to 1991, Mr. Ulrich served as Vice President, Finance and Chief Financial Officer of Pleion Corporation, a manufacturer of modular office furniture. Mr. Ulrich is a CPA.


ITEM 2.    PROPERTIES

The Company's headquarters are located in 87,000 square feet of a leased facility in Thousand Oaks, California. This facility accommodates corporate administration, engineering, marketing, sales and customer support. Final assembly, test and shipping operations are conducted in an adjacent 50,000 square-foot leased facility. The Company also leases a facility that accommodates additional engineering, marketing, sales and customer support staff in Salem, New Hampshire; a manufacturing and distribution facility in Penang, Malaysia; a sales office in Washington, D.C.; a research and development facility in Mountain View, California; facilities for its European subsidiary in Kontich, Belgium; and facilities for its Asia-Pacific sales and marketing operations in Singapore and Sydney, Australia. In 1995, the Company opened sales offices in Paris, France; Basingstoke, England; Grassbrunn, Germany; and Stockholm, Sweden. The Company believes its existing facilities are adequate for its current needs and additional facilities proximate to its existing facilities are available for lease to meet future needs.

Financial information regarding leases and lease commitments are contained in Note Ten of Notes to Consolidated Financial Statements on page 38 of this document.


ITEM 3.    LEGAL PROCEEDINGS

No material legal proceedings.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Xircom Common Stock began trading on The Nasdaq Stock Market on March 31, 1992 under the symbol XIRC. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends for the foreseeable future. As of November 27, 1995, there were 426 holders of record of the Company's Common Stock.


         FISCAL 1995                  HIGH             LOW
         -----------                -------          -------
         FIRST QUARTER              $23-1/2          $    16
         SECOND QUARTER                  19           13-1/4
         THIRD QUARTER               14-1/4           10-1/8
         FOURTH QUARTER             $15-3/8          $     9


         Fiscal 1994
         -----------
         First quarter              $    19          $    14
         Second quarter              28-1/4           16-1/4
         Third quarter               25-1/2           12-3/4
         Fourth quarter             $21-1/4          $13-3/4

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected balance sheet and statement of operations data as of and for the fiscal years ended September 30, 1991 through 1995.


(In thousands, except per share amounts)           1995        1994        1993        1992        1991
----------------------------------------         --------    --------     -------     -------    -------
STATEMENT OF OPERATIONS DATA

    Net sales                                    $126,565    $131,580     $82,212     $59,083    $26,324
    Cost of sales                                  86,080      63,964      38,093      27,440     11,550
                                                 --------    --------     -------     -------    -------
    Gross profit                                   40,485      67,616      44,119      31,643     14,774
    Research and development expenses              13,824      11,613       6,882       3,908      1,615
    Sales and marketing expenses                   38,686      25,194      17,105      14,817      6,714
    General and administrative expenses             8,092       5,491       5,073       3,391      2,297
    In-process research and development
      and other nonrecurring charges               46,126           -           -           -          -
                                                 --------    --------     -------     -------    -------
    Operating income (loss)                       (66,243)     25,318      15,059       9,527      4,148
    Other income (expense), net                       439        (175)        760          90        (12)
                                                 --------    --------     -------     -------    -------
    Income (loss) before income taxes             (65,804)     25,143      15,819       9,617      4,136
    Income tax provision (benefit)                 (7,000)      9,231       6,169       3,560      1,663
                                                 --------    --------     -------     -------    -------
    Net income (loss)(1)                         $(58,804)   $ 15,912     $ 9,650     $ 6,057    $ 2,473
                                                 --------    --------     -------     -------    -------
    Net income (loss) per share(1)               $  (3.44)   $    .95     $   .59     $   .41    $   .19

BALANCE SHEET DATA

    Working capital                              $ 28,446    $ 72,590     $57,759     $47,300    $ 5,135
    Total assets                                 $ 88,742    $101,015     $75,267     $57,043    $13,747
    Long-term obligations,
      net of current portion                     $    831    $    134     $   793     $ 1,181    $   678
    Shareholders' equity                         $ 53,095    $ 82,115     $62,530     $49,569    $ 6,179
                                                 ========    ========     =======     =======    =======

(1) Fiscal 1995 includes $43,942 (net of tax benefit of $2,184), or $2.57 per share, for write-off of in-process research and development and other nonrecurring charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


(in thousands)                          1995          CHANGE          1994           Change        1993
--------------                        --------        ------        --------         ------       -------
Net sales                             $126,565         (4%)         $131,580          60%         $82,212

Net sales of LAN adapter products, which accounted for 93% of net sales in 1995 and nearly all of the net sales in 1994, decreased 11% due to the Company's efforts to reduce channel inventories that had built up in the second half of fiscal 1994 and due to a loss of market share in the PC Card market. Unit sales of LAN adapter products increased only 3% in 1995 compared to 1994, which was substantially below the market growth rate. In addition, overall average selling prices in 1995 declined 13% from 1994 due primarily to the increased competition in the PC Card LAN adapter market and to a shifting mix of products from parallel port versions to PC Card versions. The decline in average selling price was partially offset by an increase in revenues derived from the higher-priced combination Ethernet+Modem products. The Company's CreditCard Ethernet Adapter and Credit Card Ethernet+Modem accounted for 29% and 23%, respectively, of 1995 sales and 27% and 12%, respectively, of 1994 sales.

The Company believes it achieved some stabilization of its market share over the last four months of fiscal 1995. Expected market growth and stable market share would result in higher growth in unit shipments in fiscal 1996, as compared to fiscal 1995. Results for the first two months of fiscal 1996 were consistent with this expectation.

The systems products (wireless LAN, remote access and ISDN OEM products) contributed 7% of net sales in fiscal 1995. The Company believes revenues from ISDN OEM products will increase in fiscal 1996 (due in part to a growing customer base and because the results from the acquisition of Primary Rate Incorporated ("PRI") were included for only four months of fiscal 1995). Sales of the Company's remote access products and wireless LAN products are dependent on the Company's ability to create greater awareness of its products among value-added resellers, system integrators and end users. In addition, there can be no assurances that the Company will be able to devote adequate sales and marketing resources or further develop the products to achieve such awareness or acceptance in the case of wireless LAN. The Company expects that this market will continue to develop slowly until standards are finalized (now expected by mid-1996) and users become more aware of the types of applications that will make wireless LAN connections useful.

Net sales increased in 1994 due primarily to higher unit shipments of both parallel port and PC Card versions of the Company's external LAN adapters, offset by lower average selling prices. The higher unit volume was attributable to growth in overall portable PC shipments and the percentage of those portable PCs connected to LANs and the introduction of new PC Card products, including the Company's combination LAN adapter and modem product.

International sales (shipments to customers located outside the U.S.) increased as a percentage of total sales to 43% in 1995 from 39% in 1994. Sales in Europe and Asia-Pacific grew at a faster rate than in the U.S. during 1995 primarily because of greater market growth in Asia, commencement of shipments of an internationally approved version of the combination

Ethernet+Modem product and less effect from reduction of channel inventories as compared to the U.S.


(in thousands)                         1995          CHANGE          1994          Change        1993
---------------                       -------        ------        -------         ------       -------
Gross profit                          $40,485        (40%)         $67,616          53%         $44,119
Percentage of net sales                32.0%                        51.4%                        53.7%

Gross profit consists of net sales less cost of sales, which includes product costs (materials, subcontract assembly costs, labor, manufacturing overhead and royalty payments to licensers of software incorporated into the Company's products) and provisions for excess and obsolete inventory and warranty expense. The decline in gross profit as a percent of net sales in 1995 compared to 1994 was primarily attributable to product mix changes away from parallel port products and toward PC Card products, which have lower gross profit margins than parallel port products, as well as price reductions on the Company's CreditCard Ethernet and CreditCard Ethernet+Modem products. In addition, lower-than-expected revenues and the resulting greater portion of fixed cost of sales in relation to total cost of sales contributed to the decline in gross profit margins. The 1995 results also include an $8.7 million inventory reserve charged to cost of sales related primarily to excess wireless LAN and remote access products. The decline in gross profit margin in 1994 compared to 1993 was primarily attributable to the increased proportion of sales of PC Card adapters.

Excluding nonrecurring charges, operating expenses in 1995 increased by 43% compared to 1994. While the Company took actions during the second half of 1995 to slow the growth in expenses, including a reduction in workforce in April of approximately 10% and deferral of most new hiring, expenses increased in general due to the significant expansion of the Company's product offerings and the acquisition of PRI in June 1995. Product line expansion efforts required more development expenditures as well as significant increases in sales and marketing expenditures. While the PRI acquisition caused further increases in expenses initially, the Company has taken measures to achieve a 15% - 20% reduction in operating expenses in the first quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995 ($18.2 million, excluding nonrecurring charges). These measures include staff attrition, focus on fewer product development activities and reductions in the level of sales, marketing and promotional activities for certain products. The Company is continuing to examine opportunities for cost reduction beyond its first quarter 1996 target.


(in thousands)                          1995         CHANGE          1994          Change         1993
--------------                        -------        ------         -------        ------        ------
Research and development              $13,824         19%           $11,613         69%          $6,882
Percentage of net sales                10.9%                          8.8%                        8.4%

Research and development expenses increased in 1995 and 1994 as the Company expanded headcount and expenditures for engineering materials, equipment, software development and outside services, all related to the development of a significant number of new products. Although the Company has reduced the planned breadth of certain product line expansion efforts, and the level of expenditures is expected to decline from the fourth quarter of fiscal 1995 to the first quarter of fiscal 1996, total expenditures for research and development expenses in all of fiscal 1996 are likely to increase in absolute dollars. They are currently expected to decline, however, as a percentage of net sales.


(in thousands)                         1995          CHANGE          1994         Change         1993
--------------                        -------        ------        -------        ------        -------
Sales and marketing                   $38,686         54%          $25,194          47%         $17,105
Percentage of net sales                30.6%                        19.2%                        20.8%

Sales and marketing expenses increased substantially in absolute dollars during 1995 and 1994 due primarily to additions in sales and marketing personnel, additional advertising for new products and higher promotional expenditures related to increased competition in the PC Card market, efforts to reduce higher-than-normal levels of channel inventories, and activities to launch new remote access and wireless LAN products. Sales and marketing for all of fiscal 1996 are currently planned to be about equal to fiscal 1995 and are expected to decline as a percentage of sales.


(in thousands)                         1995          CHANGE         1994         Change         1993
--------------                        -------        ------        ------        ------        ------
General and administrative             $8,092         47%          $5,491          8%          $5,073
Percentage of net sales                  6.4%                       4.2%                        6.2%

General and administrative expenses increased in absolute dollars in each of 1995 and 1994, primarily due to increased headcount, related expenses and expanded information systems and controls. Amortization of goodwill and other intangible assets related to the acquisition of PRI that is included in general and administrative expenses totaled approximately $519,000 during 1995 and is expected to be approximately $1,600,000 per year in future years. Therefore, total general and administrative expenses will increase in fiscal 1996 but are currently expected to decline as a percentage of sales.


(in thousands)                         1995          CHANGE          1994         Change         1993
--------------                        -------        ------        -------        ------        ------
In-process research and
  development and other
  nonrecurring charges                $46,126         N/A            $  -           N/A          $  -
Percentage of net sales                36.4%                            -                           -

Nonrecurring charges of $46,126,000 ($43,942,000, net of tax benefit of $2,184,000) consist primarily of $40,000,000 of in-process research and development purchased from PRI that had not yet reached technological feasibility and, therefore, is required to be written off under generally accepted accounting principles. Additional nonrecurring charges relate to the sale of certain assets, the write-off of lease obligations on excess and idle facilities and severance payments related to a reduction in workforce. Excluding nonrecurring charges, total operating expenses were $60,602,000 in 1995 compared to $42,298,000 in fiscal 1994 (a 43% increase). Net loss and net loss per share for fiscal 1995, excluding nonrecurring charges, was $14,862,000 and $0.87, respectively.


(in thousands)                          1995          CHANGE         1994          Change          1993
--------------                          ----          ------        ------         ------          ----
Other income (expense), net             $439           N/A          $(175)           N/A           $760
Percentage of net sales                 0.3%                        (0.1%)                         0.9%

Net other income or expense includes interest income from the investment of available cash, prompt payment discounts earned by the Company offset by prompt payment discounts taken by customers, foreign currency translation gains or losses, and interest expense on capital leases.

Interest income in 1995 and 1994 of $1,700,000, and $1,562,000, respectively, resulted from investments of the proceeds from the Company's initial public offering of common stock and, in 1994, of cash generated from operations. Net other expense in 1994 includes a charge of $575,000 for the early termination of the lease on the Company's corporate headquarters facility.


(in thousands)                          1995          CHANGE         1994         Change         1993
--------------                       --------         ------        ------        ------        ------
Income taxes                         $(7,000)          N/A          $9,231          50%         $6,169
Effective tax rate                    10.6%                          36.7%                       39.0%

The Company's effective tax benefit declined in 1995 due to the nondecuctibility of the write-off of in-process research and development and the amortization of goodwill related to the acquisition of Primary Rate Incorporated. Excluding the effect of the nondeductible items, the effective tax rate decreased to 28% due to the write-off of State deferred tax assets not allowable as a carryback to offset prior years' state tax liabilities. The Company's effective tax rate declined in 1994 primarily because of increased benefits realized from sales through Xircom FSC, Inc. (a foreign sales corporation) because the Company's PC Card products were manufactured in the United States. In addition, credits for research and development expense increased in 1994.


FACTORS THAT MAY AFFECT FUTURE RESULTS

The market for portable PC LAN adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card (originally "PCMCIA") LAN adapters in 1993. In 1994, the PC Card market overtook the market for parallel port adapters, and competition increased substantially in 1995. Companies with greater name recognition in the PC, desktop LAN adapter and PC Card modem industries and with greater financial resources gained market share during 1994 and 1995 and now have a significant presence in the PC Card LAN adapter market. In 1995, the Company's net sales and gross margin were adversely impacted by a combination of factors: increased price competition, loss of market share in the PC Card LAN adapter market, a lower proportion of sales from parallel port products, higher than normal levels of inventories in the Company's distribution channels and the related effect of reducing those channel inventory levels.

The Company also believes that the market for PC Card LAN adapters will be more price competitive for the long-term and thus result in lower gross profit margins than the Company had earned from such products in the past. While the Company believes its current product costs are very competitive, it continues to redesign its products for cost savings. The Company expects to further reduce its manufacturing costs by manufacturing at its own facility beginning in fiscal 1996, although efficiencies related to the new manufacturing facility are not expected to be realized until at least the second fiscal quarter. There can be no assurances that such cost reductions will keep pace with competitors' cost reductions nor be sufficient to allow price reductions required to maintain market share without adversely affecting gross profit margins.

The Company generally ships products within one to six weeks after receipt of orders and therefore its sales backlog is typically minimal. Accordingly, the Company's expectations of future net sales are based largely on its own estimate of future demand and not on firm customer orders. The Company's expenditures are based in part on such estimates of future sales. If orders and net sales do not meet expectations, the Company may not be able to reduce expenses commensurately in the near-term, and profitability could be adversely affected.

The Company's net sales may also be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. The Company saw an increase in the level of channel inventories during the last half of fiscal 1994 as product sell-through slowed compared to the first half of fiscal 1994. The Company reduced the level of such channel inventories during the second half of fiscal 1995 by significantly reducing its shipments to its distributors.

There can be no assurances that the Company's new products will achieve market acceptance or sell through to end users in sufficient quantities to make them viable for the long-term. In addition, unless increases in sales allow the Company to make sufficient expenditures in the sales and marketing areas, the Company may have difficulty in establishing its presence in these new markets.

The Company expects that PC Card LAN adapters will continue to increase as a proportion of revenues when compared with parallel port LAN adapters, although the Company anticipates that the rate of growth will be slower than that experienced in the past. The Company's PC Card products generally sell for lower prices than the Company's comparable parallel port products and have lower gross profit margins. The Company introduced a line of modem-only PC Card products in the fourth fiscal quarter of 1995, utilizing existing technologies from its combination LAN and modem PC Cards and modem-based remote access products. The PC Card modems have gross profit margins lower than the Company's historical average overall gross profit margin, although it is presently anticipated that the increased volume will have a positive impact on coverage of fixed manufacturing costs. While new product areas such as remote access, ISDN and wireless LAN are expected to contribute higher gross profit margins, the level of sales to be achieved in these new areas is uncertain and such contributions are not currently expected to offset the decline in gross profit margins associated with the PC Card and modem product lines.

The Company established in-house manufacturing capabilities at the end of fiscal 1995. Although the Company commenced a gradual transition from manufacturing at its subcontractors to its own facilities at the end of fiscal 1995, interruptions in supply of products could occur if problems arise in this transition, which in turn could adversely affect future sales. Also, the Company will continue to incur start-up manufacturing costs in early fiscal 1996 which could adversely affect gross profit margins.

In summary, gross profit margins are impacted by a number of factors, including the rate of sales growth, competitive pricing pressures, the mix of product sales, component and manufacturing costs, and the shipments of new products, which often have lower margins until market acceptance and increased volumes permit component cost reductions and manufacturing efficiencies. Frequent product transitions also increase the risk of inventory obsolescence and interruptions of sales.

As discussed under Note Two in the Notes to Consolidated Financial Statements, the Company acquired PRI, an ISDN technology company in June 1995. Historically, PRI has focused its sales and development efforts on the OEM
market and has recorded limited sales to date to the end-user market.   There
can be no assurances that the Company will be able to successfully develop the end-user market for ISDN products or be able to compete effectively with other companies that have significantly greater resources than the Company and which have recently entered the ISDN market. The acquisition required significant capital and equity investments and is expected to be dilutive to stockholders in the near-term. It will continue to be dilutive unless, and until, significantly increased revenues and profitability are attained by the ISDN product lines.

The Company's corporate headquarters, research and development facilities and other critical business operations are located near major earthquake faults. Operating results could be materially adversely affected in the event of a major earthquake.

A number of additional factors could have an impact on the Company's future operating results. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. Increased competition in the PC Card market has resulted in shorter product life cycles than in the past. While the Company has historically been successful in developing leading technology for its products, ongoing investment in research and development will be required to maintain the Company's technological position, and the Company could be required to increase the rate of such investments depending on competitive factors. It is also possible that networking capability could be included in the PC itself or in extension modules to PCs, which could cause a reduction in the demand for add-on networking devices. The Company's results are also dependent on continued growth in the underlying market for portable networking products as well as the Company's ability to retain its market share.

Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture the Company's products may fluctuate. Some components, including custom chipsets, are available from only one supplier. Any interruptions in these supply sources or limitations on availability could impact the Company's ability to deliver its products and in turn adversely affect future earnings.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $4.4 million in 1995 primarily as a result of losses from operations, net of the write-off of in-process research and development, and increases in inventory and income taxes receivable offset by a decrease in accounts receivable and increases in accounts payable and accrued liabilities. The Company also used approximately $24.4 million for the acquisition of PRI. Additional cash expenditures of approximately $1.2 million related to the acquisition are expected to occur in 1996. The Company's capital expenditures of $13.6 million were for leasehold improvements at new facilities, equipment related to increased headcount, manufacturing equipment and leasehold improvements at the new Malaysian manufacturing facility, and information systems hardware and software. The Company has no material fixed commitments for capital expenditures.

Effective November 8, 1995, the Company entered into a credit agreement that permits borrowings up to $15.0 million at the prime rate plus 1-1/4%. Advances under the agreement are based on eligible accounts receivable and inventory and are secured by all U.S.-based assets of the Company. Initial availability under the eligibility and borrowing formulas was approximately $9.0 million. The agreement expires in November 1996.

The Company believes that cash on hand, borrowings available under its new credit facility or from other financing sources and cash provided by operations will be sufficient to support its working capital and capital expenditure requirements for at least the next twelve months. During the second half of fiscal 1995, the Company experienced reduced revenue levels and losses from operations. While revenues are expected to increase and results of operations are expected to improve significantly in the December 1995 period, there can be no assurances that future cash requirements to fund operations will not require the Company to seek additional capital sooner than the twelve months or that such additional capital will be available on terms acceptable to the Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                  XIRCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except per share information)


Fiscal Years Ended September 30                                       1995                1994               1993
-------------------------------                                     --------            --------            -------
Net sales                                                           $126,565            $131,580            $82,212

Cost of sales                                                         86,080              63,964             38,093
                                                                    --------            --------            -------
Gross profit                                                          40,485              67,616             44,119

Operating expenses:

    Research and development                                          13,824              11,613              6,882
    Sales and marketing                                               38,686              25,194             17,105
    General and administrative                                         8,092               5,491              5,073
    In-process research and development
       and other nonrecurring charges                                 46,126                   -                  -
                                                                    --------            --------            -------
Total operating expenses                                             106,728              42,298             29,060

Operating income (loss)                                              (66,243)             25,318             15,059

Other income (expense), net                                              439                (175)               760
                                                                    --------            --------           --------
Income (loss) before income taxes                                    (65,804)             25,143             15,819

Income tax provision (benefit)                                        (7,000)              9,231              6,169
                                                                    --------            --------            -------
Net income (loss)                                                   $(58,804)           $ 15,912            $ 9,650

Net income (loss) per share                                         $  (3.44)           $   0.95            $  0.59

Weighted average shares outstanding                                   17,082              16,833             16,351
                                                                    ========            ========            =======





                             See accompanying notes

                                  XIRCOM, INC.
                          CONSOLIDATED BALANCE SHEETS


(In thousands, except share and per share information)


September 30                                                                         1995          1994
------------                                                                       --------      --------
ASSETS

Current assets:
    Cash and cash equivalents                                                      $ 13,658      $ 14,379
    Short-term investments                                                                -        37,072
    Accounts receivable, net of allowances for sales returns
      and bad debts of $5,687 ($4,588 in 1994)                                       11,592        20,415
    Income tax receivable                                                             8,362             -
    Inventories                                                                      19,174        13,987
    Deferred income taxes                                                             9,017         3,932
    Other current assets                                                              1,459         1,571
                                                                                   --------      --------
Total current assets                                                                 63,262        91,356
Equipment and improvements, net                                                      17,588         8,857
Other assets                                                                          7,892           802
                                                                                   --------      --------
Total assets                                                                       $ 88,742      $101,015
                                                                                   ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $ 18,561      $ 11,000
    Accrued liabilities                                                              14,313         6,464
    Current portion of long-term obligations                                            801           359
    Accrued income taxes                                                              1,141           943
                                                                                   --------      --------
Total current liabilities                                                            34,816        18,766
Long-term obligations                                                                   831           134
Commitments and contingencies

Shareholders' equity:
    Preferred Stock, 2,000,000 shares authorized, none issued                             -             -
    Common Stock, $.001 par value, 50,000,000 shares authorized;
      18,926,030 shares outstanding at September 30, 1995
      (16,116,098 in 1994)                                                               19            16
    Paid-in capital                                                                  76,666        46,885
    Retained earnings (accumulated deficit)                                         (23,590)       35,214
                                                                                   --------      --------
Total shareholders' equity                                                           53,095        82,115
                                                                                   --------      --------
Total liabilities and shareholders' equity                                         $ 88,742      $101,015
                                                                                   ========      ========



                            See accompanying notes

                                  XIRCOM, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                    Retained
                                                 Common Stock                         Unearned      Earnings
                                              -------------------      Paid-in         Stock      (Accumulated
(In thousands)                                Shares       Amount      Capital      Compensation    Deficit)       Total
--------------                                ------       ------      -------      ------------  ------------   --------
Balance at October 1, 1992                    14,514         $15       $40,257          $(355)      $  9,652     $ 49,569
Exercise of stock options                      1,155           1         1,775              -              -        1,776
Tax benefit related to employee
    stock options                                  -           -         1,327              -              -        1,327
Amortization of unearned
    stock compensation                             -           -             -            208              -          208
Net income                                         -           -             -              -          9,650        9,650
                                              ------         ---       -------          -----       --------     --------
Balance at September 30, 1993                 15,669          16        43,359           (147)        19,302       62,530
Exercise of stock options                        447           -         1,590              -                       1,590
Tax benefit related to employee
    stock options                                  -           -         1,936              -              -        1,936
Amortization of unearned
    stock compensation                             -           -             -            147              -          147
Net income                                         -           -             -              -         15,912       15,912
                                              ------         ---       -------          -----       --------     --------
Balance at September 30, 1994                 16,116          16        46,885              -         35,214       82,115
Issuance of Common Stock for
    acquisition of PRI                         2,049           2        22,281              -              -       22,283
Value of options assumed in connection
    with acquisition of PRI                        -           -         2,278              -              -        2,278
Issuance of Common Stock under
    Employee Stock Purchase Plan                  58           -           684              -              -          684
Exercise of stock options                        703           1         2,843              -              -        2,844
Tax benefit related to employee
    stock options                                  -           -         1,695              -              -        1,695
Net loss                                           -           -             -              -        (58,804)     (58,804)
                                              ------         ---       -------          -----       --------     --------
Balance at September 30, 1995                 18,926         $19       $76,666          $   -       $(23,590)    $ 53,095
                                              ======         ===       =======          =====       ========     ========






                            See accompanying notes

                                  XIRCOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)


Fiscal Years Ended September 30                                       1995               1994               1993
-------------------------------                                    ---------           --------           --------
OPERATING ACTIVITIES

    Net income (loss)                                              $(58,804)           $ 15,912           $  9,650
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
         Write off of in-process research
         and development                                             40,000                   -                  -
         Depreciation and amortization                                6,479               3,776              1,981
         Deferred income tax benefit                                 (3,760)             (1,280)            (1,380)
         Deferred rent                                                  (24)               (366)                36
         Amortization of unearned stock
          compensation                                                    -                 147                208
    Changes in assets and liabilities, net
      of the effect of the acquisition:
         Accounts receivable                                         10,091              (6,265)            (3,671)
         Income tax receivable                                       (8,362)                  -                  -
         Inventories                                                 (3,536)             (2,742)            (3,049)
         Prepaids and other current assets                              431                (340)              (325)
         Accounts payable and accrued liabilities                    11,149               7,469              5,620
         Income taxes payable                                         1,892               1,410              1,315
                                                                   --------            --------           --------
Net cash provided by (used in) operating activities                  (4,444)             17,721             10,385

INVESTING ACTIVITIES

    Purchase of PRI, net of cash acquired                           (24,387)                  -                  -
    Purchase of short-term investments                              (13,975)            (39,962)           (42,086)
    Sale of short-term investments                                   51,330              33,385             33,187
    Purchases of equipment and improvements                         (13,600)             (7,418)            (3,997)
    Other                                                              (175)               (433)               (48)
                                                                   --------            --------           --------
Net cash used in investing activities                                  (807)            (14,428)           (12,944)

FINANCING ACTIVITIES

    Proceeds from issuance of common stock                            3,528               1,590              1,776
    Proceeds from issuance of long-term debt                          1,200                   -                  -
    Long-term debt repayments                                          (198)               (434)              (430)
                                                                   --------            --------           --------
Net cash provided by financing activities                             4,530               1,156              1,346
Net increase (decrease) in cash
    and cash equivalents                                               (721)              4,449             (1,213)
Cash and cash equivalents at beginning of period                     14,379               9,930             11,143
                                                                   --------            --------           --------
Cash and cash equivalents at end of period                         $ 13,658            $ 14,379           $  9,930
                                                                   ========            ========           ========



                            See accompanying notes

                                  XIRCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            NOTE ONE:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION The accompanying consolidated financial statements include the accounts of Xircom, Inc. (the "Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

BUSINESS The Company designs, manufactures, markets and supports products that allow PCs to be connected locally or remotely to a network.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest. Investments with maturities of between three and twelve months are considered to be short-term investments and are carried at cost plus accrued interest, which approximates market. Interest income totaled $1,700,000, $1,562,000 and $1,082,000 for fiscal 1995, 1994 and 1993, respectively, and is included in Other income (expense), net in the accompanying Consolidated Statements of Operations. Effective October 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. (SFAS) 115,
"Accounting for Certain Investments in Debt and Equity Securities."   Adoption
of SFAS 115 had no effect on the accompanying consolidated financial statements.

CONCENTRATION OF CREDIT RISK The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material bad debts or collection problems. As of September 30, 1995 and 1994, three distributors accounted for a total of 15% and 40%, respectively, of total trade receivables.

INVENTORIES Inventories are carried at the lower of cost (determined on a first-in, first-out basis) or market.

PROPERTY AND EQUIPMENT Equipment and improvements are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, ranging from one to seven years. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the useful life of the asset, whichever is shorter.

INTANGIBLE ASSETS Included in Other assets in the accompanying Consolidated Balance Sheets are goodwill and other intangibles associated with the acquisition of PRI as described in Note Two. Amortization of all intangible assets is provided on a straight-line basis over their estimated useful lives ranging from three to seven years. Accumulated amortization of all intangible assets was $534,000 as of September 30, 1995.

REVENUE RECOGNITION The Company recognizes revenue from product sales when shipped. The Company generally provides a lifetime limited warranty against defects in the hardware component and a two-year limited warranty on the software component of its network adapters and modem products. Netaccess products have a five-year hardware warranty and a 90-day software warranty, and ISDN products have a two-year hardware and a one-year software

                                 XIRCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


warranty. In addition, the Company provides telephone support to purchasers of its products as needed to assist them in installation or use of the products. The Company makes provisions for these costs in the period of sale. The Company also has policies and/or contractual agreements which permit distributors and dealers to return products under certain circumstances. The Company makes a provision for the estimated amount of product returns that may occur under these programs and contracts in the period of sale.

NONRECURRING CHARGES The Company recorded charges to operations during the year related to the sale of certain assets, the write-off of excess and idle facilities and severance payments related to a reduction in workforce. The aggregate amount of these nonrecurring charges of $6,126,000 ($3,942,000, net of tax benefit) has been charged to the Company's operations along with the write-off of in-process research and development in connection with the purchase of PRI as described in Note Two.

FOREIGN CURRENCY TRANSLATION The functional currency of the Company's foreign subsidiaries is the U.S. dollar. To date, substantially all of the Company's sales have been denominated in U.S. dollars. Gains and losses from re-measurement are recognized currently in the Consolidated Statements of Operations.

RESEARCH AND DEVELOPMENT Research and development costs are expensed as incurred.

INCOME TAXES Effective October 1, 1993, the Company adopted the provisions of SFAS 109, "Accounting for Income Taxes." Adoption of SFAS 109 did not have a material effect on the accompanying consolidated financial statements.

The Company has not provided U.S. income taxes on the undistributed income of its foreign subsidiaries. The cumulative amount of such income was not significant as of September 30, 1995. It is management's intent that such earnings will be permanently reinvested.

NET INCOME (LOSS) PER SHARE Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents (stock options) outstanding. Fully diluted amounts for each period do not materially differ from the amounts presented herein.

LICENSING AGREEMENTS The Company has entered into agreements with third parties to license software and hardware that is incorporated into or sold with certain of the Company's products. Royalties associated with such licenses are accrued and expensed as cost of goods sold when the products are shipped.

RECLASSIFICATIONS Certain reclassifications of prior year amounts have been made for purposes of consistent presentation.


                       NOTE TWO:  BUSINESS ACQUISITION

In June 1995, the Company acquired the assets and assumed the liabilities and outstanding stock options of Primary Rate Incorporated (PRI). PRI develops, manufactures, markets and supports standards-based Integrated Service Digital Network (ISDN) products which provide

                                 XIRCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


connectivity solutions for corporate information system departments, original equipment manufacturers and end-users. The purchase price, net of cash acquired and proceeds from exercise of options and warrants, totaled approximately $50,279,000 including the assumed stock options which had an associated value of $2,278,000. The balance of the purchase price was paid using funds from the Company's working capital and through the issuance of 2,049,019 shares of common stock which had a value at issuance of $22,283,000.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Approximately $40,000,000 of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and was charged to the Company's operations. In connection with the acquisition, the Company recorded goodwill and other intangible assets totaling $6,413,000 and a net deferred tax asset totaling approximately $2,301,000. The net deferred tax asset related primarily to the net operating loss carryforward discussed in Note Seven and deferred taxes related to other intangible assets pursuant to SFAS 109.

The Company's consolidated results of operations include the operating results of PRI from the acquisition date. The following unaudited pro forma information combines the consolidated results of operations of the Company and PRI as if the acquisition had occurred on October 1, 1994 and 1993.
Adjustments have been made to reflect the amortization of goodwill and other intangibles identified in the purchase price allocation, the reduction in interest income earned due to the decrease in cash position resulting from the cash used as part of the acquisition consideration, the effects of the above-mentioned items on the provision for income taxes and the issuance of common stock as part of the acquisition consideration. The pro forma information is presented for illustrative purposes only, and is not necessarily indicative of what the actual results of operations would have been during such periods or representative of future operations (in thousands, except per share amounts):

                                                    1995               1994
                                                  --------           --------
    Net sales                                     $130,641           $136,388
    Net income (loss)                              (24,346)            13,364
    Net income (loss) per share                   $  (1.26)          $   0.70
                                                  ========           ========

The proforma information presented above does not reflect the write-off of in-process research and development costs of $40,000,000 which was included in the actual operating results for the year ended September 30, 1995.

                                 XIRCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           NOTE THREE:  INVENTORIES

Inventories consist of the following (in thousands):

                                                    September 30
                                              ------------------------
                                                1995             1994
                                              -------          -------
    Finished goods                            $ 6,555          $ 4,206
    Sub-assemblies                              6,629            3,591
    Work-in-process                             2,495            2,273
    Component parts                             3,495            3,917
                                              -------          -------
                                              $19,174          $13,987
                                              =======          =======


                    NOTE FOUR:  EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of the following (in thousands):

                                                    September 30
                                              -------------------------
                                                1995             1994
                                              --------         --------
    Equipment                                 $ 19,834         $ 10,635
    Furniture and fixtures                       3,638            1,348
    Leasehold improvements                       6,006            1,912
    Capitalized leased equipment                 1,296            1,736
                                              --------         --------
                                                30,774           15,631
    Less accumulated depreciation and
     amortization                              (13,186)          (6,774)
                                              --------         --------
                                              $ 17,588         $  8,857
                                              ========         ========

Accumulated amortization related to capitalized leased equipment was $1,092,000 and $1,550,000 as of September 30, 1995 and 1994, respectively.

                                 XIRCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       NOTE FIVE:  ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                          September 30
                                                     ---------------------
                                                      1995           1994
                                                     -------        ------
    Payroll and related benefits                     $ 2,365        $2,387
    Warranty reserve                                   1,835         1,295
    Accrued marketing costs                            2,715         1,126
    Excess and idle facilities cost                    4,866           852
    Other                                              2,532           804
                                                     -------        ------
                                                     $14,313        $6,464
                                                     =======        ======


             NOTE SIX:  BANK BORROWINGS AND LONG-TERM OBLIGATIONS

Long-term obligations consist of the following (in thousands):

                                                          September 30
                                                     ---------------------
                                                      1995            1994
                                                     ------           ----
    Capitalized lease obligations due
       through 2000 with effective interest
       rates ranging from 6% to 19%                  $  432           $493
    Note payable to bank, due March 1996                600              -
    Term loan, due through September 1998               600              -
                                                     ------           ----
    Total long-term obligations                       1,632            493
    Less current portion                                801            359
                                                     ------           ----
                                                     $  831           $134
                                                     ======           ====

On November 8, 1995, the Company entered into a one-year credit agreement with a financial institution for borrowings up to a maximum of $15,000,000 at the prime rate plus 1-1/4 percent (10% as of November 8, 1995). Loans under the agreement are advanced based on the Company's accounts receivable and inventories, subject to borrowing formulas and are secured by all U.S.-based assets of the Company. Initial borrowings available under the line were approximately $9,000,000.

The Company has a credit facility with its bank in Malaysia that permits borrowings on a revolving credit and term loan basis at the bank's reference rate plus 1% (8.45% as of September 30, 1995). As of September 30, 1995, $600,000 was outstanding under both the revolving credit and term loan provisions of this agreement. Aggregate principal maturities on the note payable to bank and term loan outstanding at September 30, 1995 were $783,000 in 1996, $200,000 in 1997, and $217,000 in 1998. Interest expense totaled $68,000, $157,000 and $211,000 for fiscal 1995, 1994 and 1993, respectively.

                                 XIRCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                          NOTE SEVEN:  INCOME TAXES

The income tax provision (benefit) includes the following (in thousands):

                                                         1995               1994           1993
                                                       --------           -------     ---------------
                                                            Liability method          Deferred Method
                                                       --------------------------     ---------------
Current:
    Federal                                             $(3,048)          $ 8,475         $ 5,940
    State                                                     -             2,010           1,608
    Foreign                                                   -                26               1
                                                        -------           -------         -------
                                                         (3,048)           10,511           7,549
Deferred:
    Federal                                              (7,524)           (1,263)         (1,163)
    State                                                     -               (17)           (211)
    Foreign                                                   -                 -              (6)
    Valuation allowance                                   3,572                 -               -
                                                        -------           -------         -------
                                                         (3,952)           (1,280)         (1,380)
                                                        -------           -------         -------
                                                        $(7,000)          $ 9,231         $ 6,169
                                                        =======           =======         =======

                                 XIRCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                          September 30
                                                                   -------------------------
                                                                     1995              1994
                                                                   -------            ------
Book reserves not deductible for tax                               $10,910            $3,052
Book in excess of tax depreciation                                     640               414
State and foreign income taxes                                           -               661
Net operating loss carryforward and credit                           3,908                 -
                                                                   -------            ------
         Total deferred tax asset                                   15,458             4,127
Valuation allowance                                                 (3,572)                -
                                                                   -------            ------
         Deferred tax asset, net                                    11,886             4,127
                                                                   -------            ------
Basis difference in acquired assets                                 (1,271)                -
Other                                                                 (423)             (195)
                                                                   -------            ------
         Total deferred tax liabilities                             (1,694)             (195)
                                                                   -------            ------
         Net deferred tax asset                                    $10,192            $3,932
                                                                   =======            ======


Balance sheet classification of the net deferred tax asset is as follows (in thousands):

                                                   September 30
                                             ------------------------
                                              1995              1994
                                            -------            ------
   Current deferred tax asset               $ 9,017            $3,932
   Noncurrent deferred tax asset              1,175                 -
                                            -------            ------
                                            $10,192            $3,932
                                            =======            ======

Noncurrent deferred tax assets are included in Other assets in the accompanying Consolidated Balance Sheets.

At September 30, 1995 the Company has net operating loss carryforwards for federal tax and state tax purposes of approximately $9,246,000 and $3,939,000, respectively, which expire during the period 2000 through 2010. The amount of the federal net operating loss and a portion of the state net operating loss that may be used to offset taxable income and income taxes in future years are subject to certain change in ownership and pre-acquisition loss limitations.

                                 XIRCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A valuation allowance for deferred tax assets was established in 1995 to reflect the uncertainty of the availability of the loss carryback generated in 1995, applicable to state income taxes. A reconciliation of the provision for income taxes with the tax computed by applying the federal statutory tax rate (35%, 35% and 34.75% for fiscal 1995, 1994 and 1993, respectively) is as follows (in thousands):

                                                          1995               1994           1993
                                                        --------            ------         ------
    Computed expected tax (benefit)                     $(23,031)           $8,800         $5,497
    State taxes, net of federal benefit                   (1,309)            1,163            912
    Tax exempt FSC and interest income                      (303)             (325)          (268)
    Research and development credit                            -              (500)          (200)
    Write-off of purchased in-process
     technology                                           14,000                 -              -
    Valuation allowance on deferred tax  asset             3,572                 -              -
    Other                                                     71                93            228
                                                        --------            ------         ------
                                                        $ (7,000)           $9,231         $6,169
                                                        ========            ======         ======


                 NOTE EIGHT:  COMMON STOCK AND RELATED PLANS

The Company's Stock Option Plan (1992 Plan), as amended in January 1992, 1994 and 1995, authorizes a total of up to 5,300,000 shares of Common Stock for issuance as either incentive stock options with exercise prices which may not be less than fair market value at the date of grant, or nonqualified stock options. The options generally vest over three to four years and expire after five years. The 1992 Director Stock Option Plan provides for the grant of nonqualified options for a total of up to 225,000 shares of Common Stock to non-employee members of the Board of Directors. The options are granted at the fair market value at the date of grant and vest over a four-year period. The Company established the 1995 Stock Option Plan (1995 Plan) in connection with the acquisition of PRI. Unvested options to purchase shares of PRI were converted into options to purchase shares of the Company's common stock with vesting rights similar to the 1992 Plan. Options to purchase 232,363 shares of the Company were granted under the 1995 Plan. The following table is a summary of activity for the Company's stock option plans:

                                 XIRCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                           Number of                      Option price
                                                            shares                         per share
                                                           ---------                     -------------
    Outstanding at October 1, 1992                         2,705,065                     $ 0.27-$11.50
         Granted                                             641,250                     $ 7.63-$18.25
         Exercised                                        (1,154,866)                    $ 0.27-$11.50
         Canceled                                            (63,807)                    $ 0.33-$10.00
                                                          ----------                     -------------
    Outstanding at September 30, 1993                      2,127,642                     $ 0.33-$18.25
         Granted                                             549,000                     $14.50-$26.50
         Exercised                                          (447,103)                    $ 0.33-$14.00
         Canceled                                           (110,277)                    $ 2.33-$19.25
                                                          ----------                     -------------
    Outstanding at September 30, 1994                      2,119,262                     $ 0.33-$26.50
         Granted                                           2,245,577                     $ 9.63-$22.50
         Exercised                                          (703,376)                    $ 0.33-$16.75
         Canceled                                         (1,120,756)                    $ 1.29-$26.50
                                                          ----------                     -------------
    Outstanding at September 30, 1995                      2,540,707                     $ 0.33-$19.50
                                                          ==========                     =============

On August 3, 1995, upon approval by the Compensation Committee of the Board of Directors, the Company offered all holders of outstanding options under the 1992 Plan at exercise prices in excess of $10.00 per share the opportunity to exchange such options for new options at an exercise price of $10.00 per share, the fair market value of the Company's stock on such date. As a condition of the exchange, the program required a one-year delay in the vesting of the options exchanged. In connection with this repricing, an aggregate of 792,464 shares of Common Stock were repriced to an exercise price of $10.00 per share. The repriced options have been included in the preceding option table as both canceled and granted in fiscal 1995.

As of September 30, 1995, options for 602,899 shares were exercisable at an average price of $6.03 and 679,680 shares were available for future grants under the plans. Subsequent to the end of fiscal 1995, the Board of Directors approved the authorization of an additional 700,000 shares for issuance under the 1992 Plan, subject to shareholder approval at the next Annual Meeting of Shareholders.

The Company has established the 1994 Employee Stock Purchase Plan which allows employees to purchase Common Stock of the Company, through payroll deductions, at 85% of the market value of the shares at the beginning or end of the offering period, whichever is lower. The plan provides for the grant of rights to employees to purchase a maximum of 250,000 shares of common stock. During fiscal 1995, 57,537 shares were issued under the plan.

                                 XIRCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         NOTE NINE:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


(in thousands)                                                1995               1994                 1993
--------------                                             ---------            ------               ------
Cash paid
         Interest                                          $     61             $  156               $  213
         Income taxes                                      $  3,383             $6,369               $6,235
                                                           --------             ------               ------
Non-cash transactions
         Acquisition of assets under
         capital leases                                    $      -             $   20               $   50
         Tax benefit related to employee
         stock options                                     $  1,695             $1,936               $1,327
                                                           --------             ------               ------
Reconciliation of assets acquired and
  liabilities assumed related to the
  acquisition of PRI
         Fair value of assets acquired                     $ 52,644             $    -               $    -
         Liabilities assumed                                 (1,956)                 -                    -
         Less:  Non-cash consideration                      (26,301)                 -                    -
                                                           --------             ------               ------
         Cash paid for acquisition                         $ 24,387             $    -               $    -
                                                           ========             ======               ======


                   NOTE TEN:  COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating leases expiring on various dates through 2005. Rent expense was $1,790,000, $1,129,000 and $962,000 for fiscal 1995, 1994 and 1993, respectively. As of
September 30, 1995, the minimum future rental payments under all noncancelable leases for facilities and equipment are as follows (in thousands):

                                                                      Capital                      Operating
Fiscal year                                                           leases                        leases
-----------                                                          --------                      ---------
    1996                                                               $278                        $ 3,090
    1997                                                                114                          2,689
    1998                                                                 43                          1,884
    1999                                                                 26                          1,620
    2000                                                                  8                          1,559
    Thereafter                                                            -                          6,340
                                                                       ----                        -------
    Total minimum lease payments                                       $469                        $17,182
                                                                       ----                        =======
    Less amount representing interest                                  $ 37
                                                                       ----
    Present value of lease payments                                    $432
                                                                       ====

Under certain license agreements (see Note One), the Company is required to pay specified amounts of per unit royalties based on sales of certain of its products. Some of these agreements also contain minimum quarterly and annual volume requirements. Certain of these agreements expire on specific dates, others continue in effect as long as the technology is incorporated into the Company's products, and some can be terminated by either party after specified notice periods. Royalties under these agreements amounted to $2,129,000, $2,843,000, and $2,574,000 for fiscal 1995, 1994 and 1993, respectively.

                                 XIRCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The Company is involved in certain claims and legal proceedings which arise in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


               NOTE ELEVEN:  SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one industry segment: the design, development, manufacture, marketing and support of personal computer network connectivity products. Information about the Company's operations in the U.S., Europe and Asia is presented below.


(in thousands)                       United States     Europe        Asia      Eliminations      Total
--------------                       -------------    -------       ------     ------------    --------
Fiscal 1995
  Net sales to unaffiliated
     customers                         $ 92,771       $33,794       $     -      $      -      $126,565
  Intercompany sales                     31,135             -         3,057       (34,192)            -
                                       --------       -------       -------      --------      --------
  Total sales                          $123,906       $33,794       $ 3,057      $(34,192)     $126,565
  Operating income (loss)              $(64,160)      $  (291)      $    21      $ (1,813)     $(66,243)
  Identifiable assets                  $ 94,890       $ 9,786       $10,289      $(26,223)     $ 88,742
                                       --------       -------       -------      --------      --------
Fiscal 1994
  Net sales to unaffiliated
     customers                         $ 97,081       $34,494       $     5      $      -      $131,580
  Intercompany sales                     26,532             -         1,272       (27,804)            -
                                       --------       -------       -------      --------      --------
  Total sales                          $123,613       $34,494       $ 1,277      $(27,804)     $131,580
  Operating income                     $ 24,496       $   251       $    46      $    525      $ 25,318
  Identifiable assets                  $100,311       $ 8,624       $ 1,710      $ (9,630)     $101,015
                                       --------       -------       -------      --------      --------
Fiscal 1993
  Net sales to unaffiliated
     customers                         $ 58,348       $23,863       $     1      $      -      $ 82,212
  Intercompany sales                     18,168             -           274       (18,442)            -
                                       --------       -------       -------      --------      --------
  Total sales                          $ 76,516       $23,863       $   275      $(18,442)     $ 82,212
  Operating income                     $ 15,251       $  (118)      $    32      $   (106)     $ 15,059
  Identifiable assets                  $ 75,050       $ 7,300       $   445      $ (7,528)     $ 75,267
                                       ========       =======       =======      ========      ========

                                 XIRCOM, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Total export sales (sales to unaffiliated foreign entities) were $20,069,000, $16,991,000 and $11,422,000 for fiscal 1995, 1994 and 1993, respectively.
Sales to customers in excess of 10% of total sales are as follows:

                                     1995         1994         1993
                                     ----         ----         ----
    Customer A                        21%          28%          21%
    Customer B                         7%          10%          11%
    Customer C                         9%          11%          15%
                                      ==           ==           ==


         NOTE TWELVE:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


(In thousands, except per share data)
-------------------------------------
                                                                 Quarter ended
                                     -----------------------------------------------------------------
                                     Dec. 31     Mar. 31     June 30         Sept. 30      Fiscal Year
                                     -------     -------     --------        --------      -----------
Fiscal 1995
   Net sales                         $40,106     $39,974     $ 16,474        $ 30,011       $ 126,565
   Gross profit                       20,026      17,617        3,608            (766)         40,485
   Net income (loss)                   4,536       2,476      (48,756)(2)     (17,060)(3)     (58,804)
   Net income (loss) per share       $   .27     $   .15     $  (2.87)(2)    $   (.91)(3)   $   (3.44)
                                     -------     -------     --------        --------       ---------
Fiscal 1994
   Net sales                         $26,376     $30,245     $ 36,089        $ 38,870       $ 131,580
   Gross profit                       14,370      16,221       18,284          18,741          67,616
   Net income                          3,431       3,922        4,197           4,362(1)       15,912
   Net income per share              $   .21     $   .23     $    .25        $    .26(1)    $     .95
                                     =======     =======     ========        ========       =========

(1) In the fourth quarter of fiscal 1994, the Company reduced its tax rate for the fiscal year to 36.7% resulting in a tax rate of 31.0% for the fourth quarter. The Company also recorded a pretax charge of $575,000 in the fourth quarter of fiscal 1994 for the early termination of a lease.

(2) In the third quarter of fiscal 1995, the net loss includes $41,337,000 or $2.43 per share for nonrecurring charges.

(3) In the fourth quarter of fiscal 1995, the net loss includes $2,605,000 or $0.14 per share for nonrecurring charges. The Company also recorded a pretax charge of $8,700,000 in the fourth quarter of fiscal 1995 for additional inventory reserves.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Xircom, Inc.


We have audited the accompanying consolidated balance sheets of Xircom, Inc. as of September 30, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xircom, Inc. at September 30, 1995 and 1994 and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                      ERNST & YOUNG LLP


Woodland Hills, California
October 19, 1995, except for the
second paragraph of Note Six, as to
which the date is November 8, 1995

ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE

Not applicable.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of Xircom is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

Information with respect to executive officers of Xircom is incorporated by reference to Item 1 of this Annual Report on Form 10-K.


ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions "Executive Officer Compensation" and "Certain Transactions" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the captions "Principal Shareholders" and "Election of Directors--Nominees" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information under the caption "Certain Transactions" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1)The following consolidated financial statements of Xircom, Inc. and the Report of Independent Auditors, are included in Item 8 of this document:

                                                                           Page in
                                                                          Form 10-K
                                                                          ---------
         Consolidated Statements of Operations - Years ended
         September 30, 1995, 1994 and 1993                                    25

         Consolidated Balance Sheets at September 30, 1995
         and 1994                                                             26

         Consolidated Statements of Shareholders' Equity - Years
         ended September 30, 1995, 1994 and 1993                              27

         Consolidated Statements of Cash Flows - Years ended
         September 30, 1995, 1994 and 1993                                    28

         Notes to Consolidated Financial Statements                         29-40

         Report of Ernst & Young LLP, Independent Auditors                    41

    (2)  Consolidated financial statement schedule:

         Schedule II - Valuation and Qualifying Accounts                      45

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                  SCHEDULE II


                                  XIRCOM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                                ADDITIONS
                                                                 CHARGED
                                                BALANCE AT          TO                             BALANCE
                                                 BEGINNING      COSTS AND                         AT END OF
  DESCRIPTION                                    OF PERIOD       EXPENSES        DEDUCTIONS         PERIOD
  -----------                                  ------------     ----------      -----------       ---------
  YEAR ENDED SEPTEMBER 30, 1995

    DEDUCTED FROM ASSET ACCOUNTS:

      ALLOWANCE FOR SALES RETURNS
        AND BAD DEBTS                             $4,588         $20,324          $19,225           $5,687
                                                  ======         =======          =======           ======
    LIABILITY RESERVES:

      WARRANTY                                    $1,295         $ 4,858          $ 4,318           $1,835
                                                  ======         =======          =======           ======


  YEAR ENDED SEPTEMBER 30, 1994

    Deducted from asset accounts:

      Allowance for sales returns
        and bad debts                             $1,900         $ 8,093          $ 5,405           $4,588
                                                  ======         =======          =======           ======
     Liability reserves:

       Warranty                                   $  825         $ 3,034          $ 2,564           $1,295
                                                  ======         =======          =======           ======

  YEAR ENDED SEPTEMBER 30, 1993

    Deducted from asset accounts:

      Allowance for sales returns
        and bad debts                             $1,320         $ 3,580          $ 3,000           $1,900
                                                  ======         =======          =======           ======

    Liability reserves:

      Warranty                                    $  300         $ 1,874          $ 1,349           $  825
                                                  ======         =======          =======           ======

 (3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):


 Exhibit
 Number       Description of Document
 ------       -----------------------
  2.1         Agreement and Plan of Reorganization By and Among Xircom, Inc., a California Corporation, Xircom, Inc.,
              a Delaware Corporation, and Primary Rate Incorporated, a Delaware Corporation, dated April 12, 1995
              (incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K dated June 22, 1995,
              No. 0-19856)

  3.1         Amended Articles of Incorporation of Xircom, Inc. (incorporated by reference to Exhibit 3.1 of the
              Company's report on Form 10-Q for the quarter ended March 31, 1992)

  3.2         Bylaws of Xircom, Inc. (incorporated by reference to Exhibit 3.3 of Amendment No. 3 to the Company's registration statement on Form S-1, No. 33-45567)

  4.1         Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the
              Company's registration statement on Form S-1, No. 33-45567)

 10.1         Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company's report on
              Form 10-Q for the quarter ended March 31, 1992)

 10.9         Stock Option Plan of the Company, as amended and restated on January 27 1995, and forms of agreement thereunder (incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-8 filed on May 31, 1995, No. 33-92872)

 10.10        1992 Director Stock Option Plan of the Company and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended March 31, 1992)

 10.15        Form of Distributor Agreement(1)

 10.20        Agreement of Substitution, dated as of September 1, 1990, between Willemijn Houdstermaatschappij BV and the Company(1)(2)

 10.23        PPIEC Development Program Agreement, dated as of October 26, 1992, between Fujitsu Microelectronics, Inc.
              and the Company (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 1992)(2)

 10.24        Software License Agreement, dated as of January 1, 1993, between Madge Networks Limited and the Company
              (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended
              December 31, 1992)(2)

 10.26        1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 of the Company's report on
              Form 10-K for the year ended September 30, 1993)


 10.27        Facility lease agreement, dated as of March 29, 1994, between Metropolitan Life Insurance Company and the
              Company (incorporated by reference to Exhibit 10.1 of the Company's report on From 10-Q for the quarter ended March 31, 1994)

 10.28        Facility lease agreement, dated as of March 29, 1994, between Metropolitan Life Insurance Company and the
              Company (incorporated by reference to Exhibit 10.2 of the Company's report on From 10-Q for the quarter ended March 31, 1994)

 10.29        Loan and Security Agreement, dated as of November 8, 1995, between The CIT Group/Credit Finance, Inc., and Xircom, Inc. and Primary Rate Incorporated

 10.29a.      Pledge Agreement, dated as of November 8, 1995, between The CIT Group/Credit Finance, Inc., and Xircom, Inc.

 10.29b.      Secured Continuing Corporate Guaranty dated November 8, 1995, by Xircom, Inc.

 10.29c.      Patent Security Agreement dated as of November 8, 1995 by Xircom, Inc. in favor of The CIT Group/Credit
              Finance, Inc.

 10.29d.      Trademark Security Agreement dated as of November 8, 1995 between Xircom, Inc. and The CIT Group/Credit
              Finance, Inc.

 22.1         Subsidiaries of Xircom, Inc. (see page 48)

 23.1         Consent of Ernst & Young LLP, Independent Auditors (see page 49)

 24.1         Power of Attorney (see page 50)

 27.1         Financial Data Schedule


    (1) Incorporated by reference to corresponding exhibit number of the Company's registration statement on Form S-1, No. 33-45667

    (2)  Confidential treatment granted as to certain portions of this Exhibit

(b) Reports on Form 8-K:

    None

                                                                    EXHIBIT 22.1


                          SUBSIDIARIES OF THE COMPANY



                               Xircom Europe N.V.

                          Xircom Asia Pacific PTE LTD

                                Xircom FSC, Inc.

                           Primary Rate Incorporated

                     Xircom Operations (Malaysia) SDN. BHD.

                               Xircom U.K., Ltd.

                            Xircom France, S.A.R.L.

                            Xircom Deutschland GmbH

                                   Xircom AB

                              Primary Rate Limited

                              Xircom Asia Limited

                                                                    EXHIBIT 23.1


               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements pertaining to the Stock Option Plan, 1992 Director Stock Option Plan, 1994 Employee Stock Purchase Plan and 1995 Stock Option Plan and in the Registration Statement (Form S-3 No. 33-93972) and in the related Prospectus of Xircom, Inc. of our report dated October 19, 1995, except for the second paragraph of Note Six, as to which the date is November 8, 1995, with respect to the consolidated financial statements and schedule of Xircom, Inc., included in this Annual Report (Form 10-K) for the year ended September 30, 1995.



                                                     ERNST & YOUNG LLP


Woodland Hills, California
November 30, 1995

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           XIRCOM, INC.

Date:  November 30, 1995                   By:  /s/  DIRK I. GATES
                                           ----------------------------------
                                                     Dirk I. Gates
                                                     Chairman of the Board
                                                     President and Chief
                                                     Executive Officer


                              POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dirk I. Gates and Jerry N. Ulrich, jointly and severally, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.


       Signature                                    Title                                    Date
       ---------                                    -----                                    ----
/s/ DIRK I. GATES                          Chairman of the Board, President            November 30, 1995
--------------------------                 and Chief Executive Officer
    Dirk I. Gates                          (Principal Executive Officer)

/s/ JERRY N. ULRICH                        Chief Operating Officer                     November 30, 1995
--------------------------                 and Chief Financial Officer
    Jerry N. Ulrich                        (Principal Financial Officer)

/s/ STEVEN F. DEGENNARO                    Vice President, Finance and                 November 30, 1995
--------------------------                 Chief Accounting Officer
    Steven F. DeGennaro                    (Principal Accounting Officer)

/s/ KENNETH J. BIBA                        Director                                    November 30, 1995
--------------------------
    Kenneth J. Biba

/s/ GARY J. BOWEN                          Director                                    November 30, 1995
--------------------------
    Gary J. Bowen

/s/ BRUCE C. EDWARDS                       Director                                    November 30, 1995
--------------------------
    Bruce C. Edwards

/s/ J. KIRK MATHEWS                        Director                                    November 30, 1995
--------------------------
    J. Kirk Mathews

/s/ WILLIAM J. SCHROEDER                   Director                                    November 30, 1995
--------------------------
    William J. Schroeder

                                EXHIBIT INDEX


 Exhibit
 Number       Description of Document
 ------       -----------------------
  2.1         Agreement and Plan of Reorganization By and Among Xircom, Inc., a California Corporation, Xircom, Inc.,
              a Delaware Corporation, and Primary Rate Incorporated, a Delaware Corporation, dated April 12, 1995
              (incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K dated June 22, 1995,
              No. 0-19856)

  3.1         Amended Articles of Incorporation of Xircom, Inc. (incorporated by reference to Exhibit 3.1 of the
              Company's report on Form 10-Q for the quarter ended March 31, 1992)

  3.2         Bylaws of Xircom, Inc. (incorporated by reference to Exhibit 3.3 of Amendment No. 3 to the Company's registration statement on Form S-1, No. 33-45567)

  4.1         Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the
              Company's registration statement on Form S-1, No. 33-45567)

 10.1         Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company's report on
              Form 10-Q for the quarter ended March 31, 1992)

 10.9         Stock Option Plan of the Company, as amended and restated on January 27 1995, and forms of agreement thereunder (incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-8 filed on May 31, 1995, No. 33-92872)

 10.10        1992 Director Stock Option Plan of the Company and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended March 31, 1992)

 10.15        Form of Distributor Agreement(1)

 10.20        Agreement of Substitution, dated as of September 1, 1990, between Willemijn Houdstermaatschappij BV and the Company(1)(2)

 10.23        PPIEC Development Program Agreement, dated as of October 26, 1992, between Fujitsu Microelectronics, Inc.
              and the Company (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 1992)(2)

 10.24        Software License Agreement, dated as of January 1, 1993, between Madge Networks Limited and the Company
              (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended
              December 31, 1992)(2)

 10.26        1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.26 of the Company's report on
              Form 10-K for the year ended September 30, 1993)


 10.27        Facility lease agreement, dated as of March 29, 1994, between Metropolitan Life Insurance Company and the
              Company (incorporated by reference to Exhibit 10.1 of the Company's report on From 10-Q for the quarter ended March 31, 1994)

 10.28        Facility lease agreement, dated as of March 29, 1994, between Metropolitan Life Insurance Company and the
              Company (incorporated by reference to Exhibit 10.2 of the Company's report on From 10-Q for the quarter ended March 31, 1994)

 10.29        Loan and Security Agreement, dated as of November 8, 1995, between The CIT Group/Credit Finance, Inc., and Xircom, Inc. and Primary Rate Incorporated

 10.29a.      Pledge Agreement, dated as of November 8, 1995, between The CIT Group/Credit Finance, Inc., and Xircom, Inc.

 10.29b.      Secured Continuing Corporate Guaranty dated November 8, 1995, by Xircom, Inc.

 10.29c.      Patent Security Agreement dated as of November 8, 1995 by Xircom, Inc. in favor of The CIT Group/Credit
              Finance, Inc.

 10.29d.      Trademark Security Agreement dated as of November 8, 1995 between Xircom, Inc. and The CIT Group/Credit
              Finance, Inc.

 22.1         Subsidiaries of Xircom, Inc. (see page 48)

 23.1         Consent of Ernst & Young LLP, Independent Auditors (see page 49)

 24.1         Power of Attorney (see page 50)

 27.1         Financial Data Schedule


(1) Incorporated by reference to corresponding exhibit number of the Company's registration statement on Form S-1, No. 33-45667

(2)  Confidential treatment granted as to certain portions of this Exhibit