Form 10-Q
period 1995-12-31
XIRCOM INC
filed 1996-02-14
CIK 883905

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           _______________________


                                  FORM 10-Q
                                  (Mark one)

          [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                    FOR THE QUARTER ENDED DECEMBER 31, 1995


          [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 0-19856


                           _______________________



                                 XIRCOM, INC.
            (Exact name of registrant as specified in its charter)



            CALIFORNIA                                     95-42218
  (State or other jurisdiction of                       (IRS Employer
   incorporation or organization)                    Identification No.)



                          2300 CORPORATE CENTER DRIVE
                       THOUSAND OAKS, CALIFORNIA  91320
              (Address of principal executive offices & zip code)


                 REGISTRANT'S TELEPHONE NUMBER:(805) 376-9300


                            _______________________



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


 There were 19,113,431 shares of the registrant's $.001 par value Common Stock outstanding as of  February 9, 1996.

                                 XIRCOM, INC.

                              TABLE OF CONTENTS


                                                                                         Page
                                                                                         ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets                                          3

             Condensed Consolidated Statements of Operations                                4

             Condensed Consolidated Statements of Cash Flows                                5

             Notes to Condensed Consolidated Financial Statements                         6-7


    Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations                          8-14


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                             15

    Item 2.  Changes in Securities                                                         15

    Item 3.  Defaults Upon Senior Securities                                               15

    Item 4.  Submission of Matters to a Vote of Security Holders                           15

    Item 5.  Other Items                                                                15-16

    Item 6.  Exhibits and Reports on Form 8-K                                              16

SIGNATURES                                                                                 17

                                  XIRCOM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)



                                                                 (Unaudited)
                                                             December 31, 1995           September 30, 1995
                                                             -----------------           ------------------
Current assets:
    Cash and cash equivalents                                     $  8,385                     $ 13,658
    Accounts receivable                                             20,247                       11,592
    Income tax receivable                                            5,362                        8,362
    Inventories                                                     21,525                       19,174
    Deferred income taxes                                            9,017                        9,017
    Other current assets                                             2,895                        1,459
                                                                  --------                     --------
Total current assets                                                67,431                       63,262
Equipment and improvements, net                                     17,503                       17,588
Other assets                                                         7,466                        7,892
                                                                  --------                     --------
Total assets                                                      $ 92,400                     $ 88,742
                                                                  ========                     ========


Current liabilities:

    Notes payable to bank                                         $ 10,799                     $    600
    Accounts payable                                                 9,346                       18,561
    Accrued liabilities                                             15,890                       14,313
    Current portion of long-term obligations                           915                          401
    Accrued income taxes                                               835                        1,141
                                                                  --------                     --------
Total current liabilities                                           37,785                       35,016
Long-term obligations                                                1,640                          631

Shareholders' equity:
    Common stock                                                        19                           19
    Paid-in capital                                                 77,306                       76,666
    Retained earnings (accumulated deficit)                        (24,350)                     (23,590)
                                                                  --------                     --------
Total shareholders' equity                                          52,975                       53,095
                                                                  --------                     --------
Total liabilities and shareholders' equity                        $ 92,400                     $ 88,742
                                                                  ========                     ========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.

          CONDENSED CONSOLIDATYED STATEMENTS OF OPERATIONS (UNAUDITED)

                  (In thousands, except per share information)





                                                                           Three months ended
                                                                               December 31
                                                                        ------------------------
                                                                         1995             1994
                                                                        -------          -------
Net sales                                                               $37,698          $40,106
Cost of sales                                                            23,944           20,080
                                                                        -------          -------
Gross profit                                                             13,754           20,026

Operating expenses:

    Research and development                                              3,007            3,229
    Sales and marketing                                                   9,121            8,384
    General and administrative                                            2,365            1,589
                                                                        -------          -------
         Total operating expenses                                        14,493           13,202
                                                                        -------          -------
Operating income (loss)                                                    (739)           6,824
Other income (expense), net                                                (283)             376
                                                                        -------          -------
Income (loss) before income taxes                                        (1,022)           7,200
Income tax provision (benefit)                                             (262)           2,664
                                                                        -------          -------
Net income (loss)                                                       $  (760)         $ 4,536
                                                                        =======          =======

Weighted average shares outstanding                                      18,989           16,947
Net income (loss) per share                                             $  (.04)         $   .27



           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (In thousands)



                                                                           Three months ended
                                                                               December 31
                                                                      ----------------------------
                                                                        1995                1994
                                                                      --------             -------
Operating activities:
    Net income (loss)                                                 $   (760)            $ 4,536
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
         Depreciation and amortization                                   1,995               1,190
         Deferred rent                                                       -                 (24)
         Changes in assets and liabilities:
             Accounts receivable                                        (8,655)             (9,533)
             Income tax receivable                                       3,000                   -
             Inventories                                                (2,351)             (2,699)
             Other current assets                                       (1,436)                436
             Accounts payable and accrued liabilities                   (7,638)              1,105
             Income taxes payable                                         (170)              2,035
                                                                      --------             -------
    Net cash used in operating activities                              (16,015)             (2,954)
                                                                      --------             -------

Investing activities:
Purchase of short-term investments                                           -              (3,005)
    Sale of short-term investments                                           -              11,004
    Purchases of equipment and improvements                             (1,521)             (5,002)
    Other                                                                   37                  13
                                                                      --------            --------
    Net cash provided by (used in) investing activities                 (1,484)              3,010
                                                                      --------            --------

Financing activities:
    Proceeds from issuance of capital stock                                504                 982
    Proceeds from issuance of long-term debt                             1,800                   -
    Net borrowings under line-of-credit agreement                       10,199                   -
    Long-term debt repayments                                             (277)               (126)
                                                                      --------            --------
    Net cash provided by financing activities                           12,226                 856
                                                                      --------            --------

Net increase (decrease) in cash                                         (5,273)                912
Cash and cash equivalents at beginning of period                        13,658              14,379
                                                                      --------            --------
Cash and cash equivalents at end of period                            $  8,385            $ 15,291
                                                                      ========            ========

Supplemental cash flow disclosures:
    Cash paid for:
         Interest                                                     $     41            $     20
         Income taxes                                                        -                 629
    Tax benefit related to employee stock options                     $    136            $    498


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995



BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1995, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at December 31, 1995 and the consolidated results of operations for the three-month periods ended December 31, 1995 and 1994, and cash flows for the three-month periods ended December 31, 1995 and 1994, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1995 annual report on Form 10-K.

The results of operations for the three-month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the entire fiscal year.


NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents (stock options) outstanding. Fully diluted amounts for each period do not materially differ from the amounts presented herein.


INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

                                              December 31       September 30
                                                 1995               1995
                                              -----------       ------------
   Finished goods                               $ 5,823            $ 6,555
   Subassemblies                                  7,673              6,629
   Work-in-process                                3,813              2,495
   Component parts                                4,216              3,495
                                                -------            -------
                                                $21,525            $19,174
                                                =======            =======

                                  XIRCOM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1995


REVENUE RECOGNITION

The Company recognizes revenue from product sales when shipped. The Company generally provides a lifetime limited warranty against defects in the hardware component and a two-year limited warranty on the software component of its network adapters and modem products. Netaccess products have a five-year hardware warranty and a 90-day software warranty, and ISDN products have a two-year hardware and a one-year software warranty. In addition, the Company provides telephone support to purchasers of its products as needed to assist them in installation or use of the products. The Company makes provisions for these costs in the period of sale. The Company also has policies and/or contractual agreements which permit distributors and dealers to return products under certain circumstances. The Company makes a provision for the estimated amount of product returns that may occur under these programs and contracts in the period of sale.


CASH AND CASH EQUIVALENTS

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest.

                                  XIRCOM, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



This Quarterly Report contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the trend analysis and other forward-looking statements contained herein, as a result of the risk factors set forth below and elsewhere in this report.


RESULTS OF OPERATIONS

The following table sets forth the statements of income as a percentage of net sales:

                                                     Three months ended
                                                         December 31
                                                   ----------------------
                                                    1995            1994
                                                   ------          ------
Net sales                                          100.0%           100.0%
Cost of sales                                       63.5             50.1
                                                   -----            -----
Gross profit                                        36.5             49.9

Operating expenses:
    Research and development                         8.0              8.0
    Sales and marketing                             24.2             20.9
    General and administrative                       6.3              4.0
                                                   -----            -----
                                                    38.5             32.9
                                                   -----            -----
Operating income (loss)                             (2.0)            17.0
Other income (expense), net                         (0.7)              .9
                                                   -----            -----
Income (loss) before income taxes                   (2.7)            17.9
Income tax provision (benefit)                      (0.7)             6.6
                                                   -----            -----
Net  income (loss)                                  (2.0)%           11.3%
                                                   =====            =====


NET SALES

LAN ADAPTER AND MODEM PRODUCT SALES. Net sales of LAN adapters and modems ("client products") for the three months ended December 31, 1995, decreased 17% from the corresponding period a year ago primarily because of increased competition. A decline in market share year-over-year caused a 2% decline in total unit shipments and the greater competition required the Company to reduce prices for its PC Card LAN adapters. In addition, the continuing shift in mix of revenue towards the lower-priced PC Card Ethernet adapters from parallel port versions contributed to lower overall selling prices although this was partially offset by a greater proportion of revenues derived from the higher-priced combination Ethernet+Modem PC Card products.

                                  XIRCOM, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company believes its overall market share for LAN adapters for portable PCs has stabilized during the last two quarters based in part on its more competitive pricing policies adopted during fiscal 1995. The Company estimates that unit sales of its client products by its distributors increased approximately 15% in the December 1995 quarter from the September 1995 quarter. This increase was attributable to increasing shipments of portable PCs, a stabilized market share and higher sales of the Company's latest version of its Ethernet+Modem PC Card, which was introduced in July 1995.

SYSTEMS PRODUCT SALES. The Company completed its acquisition of Primary Rate Incorporated ("PRI"), a provider of Integrated Services Digital Network (ISDN) products to original equipment manufacturers (OEMs) in June 1995. Revenues from this new product line accounted for approximately 11% of net sales for the December 1995 quarter. Net sales of Netaccess remote access server and Netwave wireless LAN product lines accounted for 1% of net sales during the first quarter of fiscal 1996.

Sales of the Company's wireless LAN products are dependent on the Company's ability to create greater awareness of its products among value-added resellers, system integrators and end users. The Company expects that this market will continue to develop slowly until standards are finalized (now expected later in 1996) and users become more aware of the types of applications that will make wireless LAN connections useful. There can be no assurances that the Company will be able to devote adequate sales and marketing resources or further develop the products to achieve such awareness or acceptance. In January 1996, the Company announced that it is having discussions with other companies which might be interested in partnering arrangements with respect to development and marketing of Netwave or in the purchase of the product line.

International sales (shipments to customers located outside the U.S.) were 36% of total net sales for the three-month period ended December 31, 1995, compared to 38% for the corresponding period of fiscal 1995. The decrease in the percentage of international sales during the first quarter was due to the addition of ISDN OEM sales in fiscal 1996, which are predominantly U.S.-based, and the fact that certain international approvals required to ship the latest version of the Credit Card Ethernet+Modem were not received until late in the quarter.

Many of the Company's products (such as Netaccess, Netwave, modem-only and ISDN products) and planned new products (combination modem products) that include radio devices or that are designed to connect to public telecommunications networks require approvals for use in certain countries. While the Company attempts to design its products to meet the requirements of most countries worldwide, the testing and approvals process takes additional time. Historically, the time between first shipments to the U.S. market and major international markets for these products requiring

                                  XIRCOM, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


approvals, has been six to twelve months. As a result, the proportion of international sales may be lower than historical levels during product introduction periods.


GROSS PROFIT

Gross profit margins for the quarter ended December 31, 1995 declined to 36.5% compared with 49.9% for the comparable prior-year period due to the increased proportion of sales of PC Card adapters, which have lower gross profit margins than the Company's parallel port adapters, and to selling price reductions on PC Card products during fiscal 1995. In addition, start-up expenses related to the commencement of operations for the Company's own manufacturing of PC Cards in the December 1995 quarter had a negative impact on gross margins.

Gross margins improved from a negative 2.6% for the immediately preceding quarter (September 1995) because of inventory reserves provided in the September 1995 period and higher revenues relative to fixed operating costs in the December quarter. Higher margins on ISDN OEM products also contributed to the increased overall gross profit margins.


OPERATING EXPENSES

Operating expenses for the three-month period ended December 31, 1995 increased by 10% compared to the corresponding prior-year period because of expansion of product lines, the acquisition of PRI and expanded international operations.
It also increased as a percentage of sales due to the lower sales in the December 1995 period. Compared to the preceding quarter, operating expenses for the first fiscal quarter of 1996 were reduced by 20% through more focused product development activities, a reduction in certain promotional spending and employee attrition.

Research and development expenses decreased in the first quarter of fiscal 1996 compared to the corresponding prior-year period and the fourth quarter of fiscal 1995 due to reduced product line expansion efforts and employee attrition. Current plans are to maintain research and development expenses at approximately the same amount for the remainder of fiscal 1996.

Sales and marketing expenses increased by 9% for the three-month period ended December 31, 1995 as compared with the prior-year as the result of added sales and marketing personnel related to the acquisition of Primary Rate Incorporated in 1995, geographic expansion in certain major international markets and expansion of domestic field sales personnel. Sales and marketing expenditures were reduced from $11.8 million in the September 1995 quarter to $9.1 million in the December 1995 quarter through consolidation of certain sales operations, reduced overall promotional spending and attrition. Current plans are for a further reduction in sales and marketing

                                  XIRCOM, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


expenses in the second quarter of fiscal 1996 and then a flat level of expenses for the balance of the year.

General and administrative expenses increased primarily due to expanded information systems hardware and software and the amortization of goodwill and other intangible assets related to the acquisition of PRI in 1995.


OTHER INCOME (EXPENSE), NET

Net other income or expense includes interest income from the investment of available cash, prompt payment discounts earned by the company offset by prompt payment discounts taken by customers, foreign currency transaction gains or losses and interest expense on capital leases. Net other expense for the fiscal 1996 period compared to net other income for the fiscal 1995 period is due primarily to lower interest income and higher interest expense as a result of reduced cash balances and borrowings under its credit facilities. Interest expense is expected to increase in the future as a result of borrowings required to fund operations.


INCOME TAXES

The Company's effective tax benefit for the three-month period ended December 31, 1995 was 25.6%. The difference between the effective tax benefit in the current quarter and the expected tax rate is due primarily to the nondeductibility of goodwill amortization.


RISK FACTORS

The market for portable PC LAN adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card (originally "PCMCIA") LAN adapters in 1993. In 1994, the PC Card market overtook the market for parallel port adapters, and competition increased substantially beginning in 1995. Companies with greater name recognition in the PC, desktop LAN adapter and PC Card modem industries and with greater financial resources gained market share during 1994 and 1995 and now have a significant presence in the PC Card LAN adapter market. In the last four quarters, the Company's net sales and gross margin were adversely impacted by a combination of factors: increased price competition, loss of market share in the PC Card LAN adapter market, a lower proportion of sales from parallel port products, higher than normal levels of inventories in the Company's distribution channels and the related effect of reducing those channel inventory levels. The Company believes its share of the PC Card LAN adapter market stabilized in the September and December 1995 quarters because of its more competitive pricing strategy for PC Card products adopted during fiscal 1995 and because of its success with its latest version of its combination Ethernet LAN and Modem PC Card. Some of this success can be attributed to technical difficulties that the Company believes its principal competitor in this market segment has experienced.

                                  XIRCOM, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This competitive product will likely become available in the second quarter of fiscal 1996 and other competitors have recently introduced combination LAN and modem PC Cards that compete with the Company's product. Because of these factors and others, there can be no assurances that market share erosion will not occur in the future.

The Company believes that the market for PC Card LAN adapters will be price competitive for the long-term and thus result in lower gross profit margins than the Company had earned from such products in the past. While the Company believes its current product costs are competitive, it continues to redesign its products for cost savings. The Company's new manufacturing facility, which began volume production in the December 1995 quarter, is expected to further reduce its manufacturing costs, although efficiencies related to the new manufacturing facility are not expected to be realized until the second half of fiscal 1996. There can be no assurances that such cost reductions will be achieved or, if achieved, will keep pace with competitors' cost reductions or be sufficient to allow price reductions required to maintain market share without adversely affecting gross profit margins.

The Company generally ships products within one to six weeks after receipt of orders and therefore its sales backlog is typically minimal. Accordingly, the Company's expectations of future net sales are based largely on its own estimate of future demand and not on firm customer orders. While the Company has taken actions to reduce expenses over the last six months based on lower revenues, its plans for future expenditures are still based in part on its estimates of future sales. If net sales do not meet expectations, the Company may not be able to further reduce expenses commensurately in the near-term, and profitability could be adversely affected.

The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. The Company saw an increase in the level of channel inventories during the last half of fiscal 1994 and the first half of fiscal 1995 as product sell-through slowed. The Company reduced the level of such channel inventories to more normal levels during the second half of fiscal 1995 by significantly reducing its shipments to its distributors.

There can be no assurances that new products that the Company may introduce will achieve market acceptance or sell through to end users in sufficient quantities to make them viable for the long-term. In addition, if the Company does not make sufficient expenditures in the sales and marketing areas, the Company may have difficulty in establishing its presence in markets that are just emerging, such as wireless LANs, or in which the Company does not have significant brand recognition, such as remote access.

Although only about 15% of the December 1995 sales were from parallel port LAN adapters, the Company expects that PC Card LAN adapters will further increase as a proportion of LAN adapter revenues throughout 1996. As indicated earlier, the

                                  XIRCOM, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company's PC Card products generally sell for lower prices than the Company's comparable parallel port products and have lower gross profit margins. The Company introduced a line of modem-only PC Card products late in fiscal 1995, utilizing existing technologies from its combination LAN and modem PC Cards and modem-based remote access products. While the PC Card modems generally have lower gross profit margins than PC Card LAN adapters, increased sales volume from modems would have a positive impact on coverage of fixed manufacturing costs which in time could partially offset the generally lower margins on modem products. While systems-based product areas such as remote access and ISDN are expected to contribute higher gross profit margins, the level of sales to be achieved in these areas and therefore any positive impact on overall gross margins is uncertain.

The Company established in-house manufacturing capabilities in Penang, Malaysia at the end of fiscal 1995 and commenced a transition from manufacturing its PC Card products at its subcontractors to its own facilities at that time.
Because all PC Card products are being manufactured at its own facilities beginning in January 1996, interruptions in supply of products could occur if the Company is unable to accurately forecast or react to changes in product demand, which in turn could adversely affect future sales. In addition, although the Company has hired experienced management personnel to oversee its manufacturing operations, the Company has no previous experience in such operations. Interruptions could also occur due to political or economic changes in Malaysia. Also, the Company will continue to incur start-up manufacturing costs at least through the second quarter of fiscal 1996 which could adversely affect gross profit margins.

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

A number of additional factors could have an impact on the Company's future operating results. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. Increased competition in the PC Card market has resulted in shorter product life cycles than in the past. While the Company has historically been successful in developing leading technology for its products, ongoing investment in research and development will be required to maintain the Company's technological position, and the Company could be required to increase the rate of such investments depending on competitive factors. Many of the Company's competitors have greater financial and technical resources than the Company.
It is also possible that networking capability could be included in the PC itself or in extension modules to PCs, which could cause a reduction in the demand for add-on networking devices. The Company's results are also dependent on continued growth in

                                 XIRCOM, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


the underlying market for portable networking products as well as the Company's ability to retain its market share.

Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture the Company's products may fluctuate. Some components, including custom chipsets, are available from only one supplier. Any interruptions in these supply sources or limitations on availability could impact the Company's ability to deliver its products and in turn adversely affect future earnings. The Company is also subject to additional risk factors as identified in its Annual Report to Shareholders and filing on Form 10-K for the year ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995 the Company had $8.4 million in cash and cash equivalents. The Company's operating activities used cash of approximately $16.0 million in the three-month period ended December 31, 1995, primarily as a result of losses from operations, increases in accounts receivable and inventories and a decrease in accounts payable. The Company had capital expenditures of $1.5 million in the first three months of fiscal 1996 primarily for manufacturing equipment and leasehold improvements at its new Malaysian manufacturing facility. The Company has no material fixed commitments for capital expenditures.

The Company has a domestic credit facility that permits borrowings up to $15.0 million at the prime rate plus 1-1/4%. Advances under the agreement are based on eligible accounts receivable and inventories and are secured by all U.S.-based assets of the Company. As of December 31, 1995, there was $9.8 million outstanding under this agreement, which expires in November 1996. The Company also has a credit facility in Malaysia totaling $7.2 million with interest rates ranging from 1/2% to 1-1/2% over the bank's reference rate. As of December 31, 1995, there was $3.3 million outstanding under this facility, which expires in December 1998.

At December 31, 1995 the Company had approximately $4.4 million in borrowings available under its credit facilities. In January 1996 the Company received $4.4 million in income tax refunds which it used to reduce the outstanding balance on its credit facilities.

The Company believes that cash on hand, borrowings available under its existing facilities or from other financing sources and cash provided by operations will be sufficient to support its working capital and capital expenditure requirements for at least the next twelve months. However, during the last three fiscal quarters, the Company has experienced reduced revenue levels, losses from operations and negative cash flow. While the Company expects that revenues will increase and results of operations will improve in the March 1996 period, there can be no assurances that operating results will improve or that future cash requirements to fund operations will not require the Company to seek additional capital sooner than the twelve months, or that such additional capital will be available when required on terms acceptable to the Company.

                                  XIRCOM, INC.

                           PART II OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             Not applicable.


ITEM 2.      CHANGES IN SECURITIES

             Not applicable.


ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Annual Meeting of Shareholders of the Company was held on January 19, 1996. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

             (a) The shareholders elected the following persons as directors of the Company: Kenneth J. Biba, Gary J. Bowen, Bruce C. Edwards, Dirk I. Gates, J. Kirk Mathews and William J. Schroeder. The votes for and against (withheld) each nominee were as follows:

                     Nominee                           Votes For             Votes Withheld
                     -------                          ----------             --------------
                 Kenneth J. Biba                      17,476,395                 218,534
                 Gary J. Bowen                        17,477,172                 218,534
                 Bruce C. Edwards                     17,459,893                 218,534
                 Dirk I. Gates                        17,480,706                 218,534
                 J. Kirk Mathews                      17,450,785                 218,534
                 William J. Schroeder                 17,481,070                 218,534

             (b) The shareholders approved an amendment to the Company's Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 5,300,000 shares to 6,000,000 shares. There were 16,375,018 votes in favor of and 951,781 votes cast against the amendment. There were 277,956 abstentions.

             (c) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending September 30, 1996. There were 17,548,451 votes in favor of and 55,960 votes cast against the appointment of Ernst & Young LLP as independent auditors. There were 86,334 abstentions.


ITEM 5.      OTHER ITEMS

             In December 1995, Kenneth W. Bauer was appointed Vice President, Human Resources. In September 1995, Mark B. Galvin resigned as Vice President and General Manager, ISDN Products Division, in October 1995, Kenneth J. Biba resigned as Executive Vice President and General Manager,

                                  XIRCOM, INC.

                           PART II OTHER INFORMATION


             Wireless Products Division and in December 1995, Philip H. Belanger resigned as Vice President, Product Development, Wireless Products. In January 1996, William F. Rosenberger was appointed Vice President and General Manager, Systems Division.


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 Exhibit 27       Financial Data Schedule


             (b) Reports on Form 8-K

                 None

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           XIRCOM, INC.
                                                  ------------------------------
                                                           (Registrant)



Date:   February 12, 1996                        /s/ DIRK I. GATES
      ----------------------                     -------------------------------
                                                     Dirk I. Gates
                                                     Chairman of the Board,
                                                     President and
                                                     Chief Executive Officer



Date:  February 12, 1996                         /s/ JERRY N. ULRICH
      ----------------------                     -------------------------------
                                                     Jerry N. Ulrich
                                                     Chief Operating Officer and
                                                     Chief Financial Officer



Date:  February 12, 1996                         /s/ STEVEN F. DEGENNARO
      ----------------------                     -------------------------------
                                                     Steven F. DeGennaro
                                                     Vice President, Finance and
                                                     Chief Accounting Officer