Form 10-Q
period 1996-03-31
XIRCOM INC
filed 1996-05-10
CIK 883905

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                              ------------------

                                  FORM 10-Q

     (Mark one)

     [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED MARCH 31, 1996

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file number 0-19856
                         ------------------------------



                                  XIRCOM, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                       95-4221884
- --------------------------------                        ------------------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                         Identification No.)


                          2300 CORPORATE CENTER DRIVE
                        THOUSAND OAKS, CALIFORNIA  91320
- -------------------------------------------------------------------------------
              (Address of principal executive offices & zip code)

                  REGISTRANT'S TELEPHONE NUMBER:(805) 376-9300

                              ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X   No
                                   ---      ---

There were 19,455,289 shares of the registrant's $.001 par value Common Stock outstanding as of May 6, 1996.

                                   XIRCOM, INC.

                                TABLE OF CONTENTS


                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets                         3

             Condensed Consolidated Statements of Income                   4

             Condensed Consolidated Statements of Cash Flows               5

             Notes to Condensed Consolidated Financial Statements        6-7


    Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations         8-15


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                            16

    Item 2.  Changes in Securities                                        16

    Item 3.  Defaults Upon Senior Securities                              16

    Item 4.  Submission of Matters to a Vote of Security Holders          16

    Item 5.  Other Items                                                  16

    Item 6.  Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                                17

                                 XIRCOM, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)



                                                     March 31,      September 30,
                                                       1996             1995
                                                    -----------     -------------
                                                    (Unaudited)
Current assets:
    Cash and cash equivalents                         $ 15,268        $ 13,658
    Accounts receivable                                 21,619          11,592
    Income tax receivable                                  436           8,362
    Inventories                                         27,300          19,174
    Deferred income taxes                                9,017           9,017
    Other current assets                                 1,720           1,459
                                                      --------        --------
Total current assets                                    75,360          63,262
Equipment and improvements, net                         20,214          17,588
Other assets                                             7,071           7,892
                                                      --------        --------
Total assets                                          $102,645        $ 88,742
                                                      ========        ========


Current liabilities:
    Notes payable to bank                             $  9,315        $    600
    Accounts payable                                    16,745          18,561
    Accrued liabilities                                 17,301          14,313
    Current portion of long-term obligations               906             401
    Accrued income taxes                                   966           1,141
                                                      --------        --------
Total current liabilities                               45,233          35,016
Long-term obligations                                    1,384             631
Shareholders' equity:
    Common stock                                            19              19
    Paid-in capital                                     78,986          76,666
    Accumulated deficit                                (22,977)        (23,590)
                                                      --------        --------
Total shareholders' equity                              56,028          53,095
                                                      --------        --------
Total liabilities and shareholders' equity            $102,645        $ 88,742
                                                      ========        ========



           See Notes to Condensed Consolidated Financial Statements.

                                 XIRCOM, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                 (In thousands, except per share information)


                                             Three months ended          Six months ended
                                                  March 31                   March 31
                                            --------------------        -------------------
                                             1996         1995           1996        1995
                                            -------      -------        -------     -------
Net sales                                   $45,325      $39,974        $83,023     $80,080
Cost of sales                                29,014       22,357         52,958      42,437
                                            -------      -------        -------     -------
Gross profit                                 16,311       17,617         30,065      37,643

Operating expenses:
    Research and development                  3,217        3,186          6,224       6,415
    Sales and marketing                       8,544        8,625         17,665      17,009
    General and administrative                2,177        1,734          4,542       3,323
                                            -------      -------        -------     -------
         Total operating expenses            13,938       13,545         28,431      26,747
                                            -------      -------        -------     -------
Operating income                              2,373        4,072          1,634      10,896
Other income (expense), net                    (354)        (142)          (637)        234
                                            -------      -------        -------     -------
Income before income taxes                    2,019        3,930            997      11,130
Provision for income taxes                      646        1,454            384       4,118
                                            -------      -------        -------     -------
Net  income                                 $ 1,373      $ 2,476        $   613     $ 7,012
                                            =======      =======        =======     =======

Weighted average shares outstanding          19,448       16,909         19,428      16,926
Net income per share                        $   .07      $   .15        $   .03     $   .41



           See Notes to Condensed Consolidated Financial Statements.

                                 XIRCOM, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)


                                                               Six months ended
                                                                   March 31
                                                            ----------------------
                                                              1996          1995
                                                            --------      --------
Operating activities:
    Net income                                              $    613      $  7,012
    Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
         Depreciation and amortization                         4,053         2,536
         Deferred rent                                             -           (24)
         Changes in assets and liabilities:
             Accounts receivable                             (10,027)       (2,239)
             Income tax receivable                             7,926             -
             Inventories                                      (8,126)       (4,003)
             Other current assets                               (261)          233
             Accounts payable and accrued liabilities          1,172          (428)
             Income taxes payable                                406           335
                                                            --------      --------
    Net cash provided by (used in) operating activities       (4,244)        3,422
                                                            --------      --------

Investing activities:
    Purchase of short-term investments                             -       (14,220)
    Sale of short-term investments                                 -        21,202
    Purchases of equipment and improvements                   (5,901)       (8,811)
    Other                                                         43          (176)
                                                            --------      --------
    Net cash used in investing activities                     (5,858)       (2,005)
                                                            --------      --------

Financing activities:
    Proceeds from issuance of common stock                     1,739         1,561
    Proceeds from issuance of long-term debt                   1,800             -
    Net borrowings under line-of-credit agreement              8,715             -
    Long-term debt repayments                                   (542)         (200)
                                                            --------      --------
    Net cash provided by financing activities                 11,712         1,361
                                                            --------      --------

Net increase in cash                                           1,610         2,778
Cash and cash equivalents at beginning of period              13,658        14,379
                                                            --------      --------
Cash and cash equivalents at end of period                  $ 15,268      $ 17,157
                                                            ========      ========

Supplemental cash flow disclosures:
    Cash paid for:
         Interest                                           $    179      $     34
         Income taxes                                             20         1,633
    Tax benefit related to employee stock options           $    581      $    949



           See Notes to Condensed Consolidated Financial Statements.

                                 XIRCOM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1995, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 1996 and the consolidated results of operations for the three- and six-month periods ended March 31, 1996 and 1995, and cash flows for the six-month periods ended March 31, 1996 and 1995, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1995 annual report on Form 10-K.

The results of operations for the three- and six-month periods ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

NET INCOME PER SHARE

Net income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents (stock options) outstanding. Fully diluted amounts for each period do not materially differ from the amounts presented herein.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

                                         March 31      September 30
                                           1996            1995
                                         --------      ------------
         Finished goods                   $ 7,137         $ 6,555
         Sub-assemblies                     6,744           6,629
         Work-in-process                    4,811           2,495
         Component parts                    8,608           3,495
                                          -------         -------
                                          $27,300         $19,174
                                          =======         =======

                                 XIRCOM, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


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

LEGAL MATTERS

The Company received notice in March 1996 from one of its competitors alleging that the Company's CreditCard Ethernet products infringe two of the competitor's patents. The Company and its outside counsel have investigated these allegations and have advised the competitor that it believes the allegations are without merit. To date, the Company has not received further communication from the competitor on this matter but intends to vigorously defend its position. Based on the specific allegations made, the facts known at this time, and the investigation and evaluation by the Company and its outside intellectual property counsel regarding the allegations, management does not currently believe that this matter will have a material adverse effect on the Company's financial condition or results of operations in the event that the competitor continues to pursue this matter.

The foregoing is a forward-looking statement, and is subject to certain risks. As with any allegations of patent infringement, these risks may include the following: the cost of litigation or settlement of such claims could be substantial regardless of the merits of the allegations; the Company may not prevail in the event of litigation; if the Company did not prevail in litigation, it could be required to pay significant damages, and/or to cease sales and production of infringing products, and only make future sales of a noninfringing design.

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

RESULTS OF OPERATIONS

The following table sets forth the statements of income as a percentage of net sales:

                                       Three months ended    Six months ended
                                            March 31             March 31
                                       ------------------    ----------------
                                        1996        1995      1996      1995
                                       ------      ------    ------    ------
Net sales                               100.0%     100.0%    100.0%    100.0%
Cost of sales                            64.0       55.9      63.8      53.0
                                        -----      -----     -----     -----
Gross profit                             36.0       44.1      36.2      47.0

Operating expenses:
    Research and development              7.1        8.0       7.5       8.0
    Sales and marketing                  18.9       21.6      21.3      21.3
    General and administrative            4.8        4.3       5.4       4.1
                                        -----      -----     -----     -----
                                         30.8       33.9      34.2      33.4
                                        -----      -----     -----     -----
Operating income                          5.2       10.2       2.0      13.6
Other income (expense), net               (.8)       (.4)      (.8)       .3
                                        -----      -----     -----     -----
Income before income taxes                4.4        9.8       1.2      13.9
Provision for income taxes                1.4        3.6        .5       5.1
                                        -----      -----     -----     -----
Net income                                3.0%       6.2%       .7%      8.8%
                                        =====      =====     =====     =====

NET SALES

LAN ADAPTER AND MODEM PRODUCT SALES.   Net sales of LAN adapters and modems
("client products") for the three months ended March 31, 1996 increased 21% from the corresponding period a year ago due primarily to growth in overall market demand for such products that connect portable PCs to networks, the Internet and on-line services (such as America Online), as well as sales of the Company's modem-only PC Card product, which was introduced in September 1995. Unit shipments of client products increased 15% for the March 1996 quarter versus the March 1995 quarter and average selling prices increased as the result of an increased proportion of revenues coming from the higher priced combination Ethernet+Modem PC Cards. Net sales from client products for the six-month period ended March 31, 1996 were approximately the same

                                 XIRCOM, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


as compared to the corresponding period of the prior year because of lower unit shipments and average selling prices in the first fiscal quarter of 1996 as compared to the first quarter of 1995. As explained in the Form 10Q for the December 1995 quarter, these decreases were attributable to increased competition during the course of fiscal 1995, a decline in market share year-over-year and a shifting mix of product sales away from the higher priced parallel port LAN adapters. However, the Company also indicated last quarter that unit sales of its client products by its distributors increased approximately 15% in the December 1995 quarter relative to the September 1995 quarter. Similarly, distributor sales of the Company's client products increased approximately 19% in the March 1996 quarter compared to the December 1995 quarter. These two sequential growth quarters may be indicative of several factors: an increased growth rate in shipments of portable PCs, which in turn require network connections; stabilization of the Company's market share for LAN adapters for portable PCs based in part on its more competitive pricing policies adopted during fiscal 1995 (although this has not been verified by independent market research at this time); the rapid growth in sales of the latest version of the Company's Ethernet+Modem PC Card, which first shipped in July 1995; and increased sales of modem-only products first introduced in September 1995.

SYSTEMS PRODUCT SALES. The Company completed its acquisition of Primary Rate Incorporated ("PRI"), a provider of Integrated Services Digital Network (ISDN) products to original equipment manufacturers ("OEMs") in June 1995. Revenues from this new product line accounted for approximately, 12% and 11% of net sales for the March 1996 quarter and first six months of fiscal 1996, respectively. The Netaccess remote access server and Netwave wireless LAN product lines accounted for approximately 1% of net sales during each of the second quarter and first six months of fiscal 1996. In the corresponding six-month period of 1995, the Company derived approximately 9% of its revenue from these product lines based on initial shipments of the MultiPort Modem product and an FCC-approved version of its Netwave product. These two product lines have not contributed a material amount of revenues since their introduction. Development of the MultiPort Modem products has continued and certain improvements have been made which will allow the Company to reintroduce them to the market as part of the Netaccess series of remote access server products later this fiscal year.

In January 1996, the Company announced that it is having discussions with other companies that might be interested in partnering arrangements with respect to development and marketing of Netwave or in the purchase of the product line. Such discussions are continuing, although to-date no definitive agreement has been reached. The Company does not expect any such sale or disposition of the business to have a material impact on its future revenues or results of operations.

International sales (shipments to customers located outside the U.S.) were 40% and 38%, respectively, of total net sales for the three- and six-month periods ended March

                                 XIRCOM, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



31, 1996, compared to 42% and 40%, respectively, for the corresponding periods of fiscal 1995. The lower percentage of international sales in 1996 was primarily due to the addition of ISDN OEM sales in fiscal 1996, which to-date have been predominantly U.S.-based.

Many of the Company's products (such as Netaccess, PC Card modems and ISDN products) are designed to connect to public telecommunications networks and therefore require approvals for use in certain countries. While the Company attempts to design its products to meet the requirements of most major countries worldwide, the testing and approvals process takes additional time. Historically, the time between first shipments to the U.S. market and shipments to major international markets requiring approvals has been three to six months. As a result, the proportion of international sales may be lower than historical levels during product introduction periods.

GROSS PROFIT

Gross profit margins for the second quarter and first six months of fiscal 1996 were 36.0% and 36.2%, respectively, compared to 44.1% and 47.0%, respectively, for the comparable prior-year periods due to the increased proportion of sales of PC Card adapters, which have lower gross profit margins than the Company's parallel port adapters, and to selling price reductions on PC Card products during fiscal 1995. In addition, start-up expenses related to the commencement of operations for the Company's own manufacturing of PC Cards had a negative impact on gross margins in the December 1995 quarter and, to a lesser extent, in the March 1996 quarter. The Company has now successfully transitioned 100% of its PC Card manufacturing to this in-house facility. While this transition is expected to have a positive impact on gross margins in the future, the proportion of revenues derived from the Ethernet+Modem and modem-only PC Cards, which have lower gross profit margins compared to LAN PC Cards and systems division products, have negatively impacted overall gross margins and may continue to offset any improvement from manufacturing efficiencies if such revenue mix changes continue.

OPERATING EXPENSES

Operating expenses for the three- and six-month periods ended March 31, 1996 increased by 3% and 6%, respectively, compared to the corresponding prior-year periods, primarily due to expansion of product lines, the acquisition of PRI and expanded international operations. After a significant increase in operating expenses as a percentage of sales in fiscal 1995 (partially due to significantly lower sales in the second half of fiscal 1995), the Company has been reducing expenses over the last two quarters. The absolute dollar amount of expenses in the March 1996 quarter have decreased by $4.2 million, or 23%, compared to the September 1995 quarter through more focused product development activities, a reduction in certain promotional spending and employee attrition.

                                 XIRCOM, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Research and development expenses were roughly equal in the second quarters of fiscal 1996 and fiscal 1995 and were slightly lower in the first half of fiscal 1996 compared to the corresponding period of 1995. Research and development expenses are expected to increase modestly in absolute dollars for the remainder of fiscal 1996.

Sales and marketing expenses were slightly lower in the March 1996 quarter compared to the March 1995 quarter but were 4% higher for the six months ended March 31, 1996 as compared with the corresponding prior-year period as a result of added sales and marketing personnel related to the acquisition of PRI in 1995, geographic expansion in certain major international markets and expansion of domestic field sales personnel. Sales and marketing expenditures have been reduced substantially from the levels in the second half of fiscal 1995, both in amount and as a percentage of sales. Expenses of $8.5 million in the March 1996 quarter, compared to $9.1 million in the December 1995 quarter and $11.8 million in the September 1995 quarter, reflect consolidation of certain sales operations, reduced overall promotional spending due to a more focused product line and attrition. Current plans are to keep sales and marketing expenses at a similar level in absolute dollars for the balance of fiscal 1996, although certain sales expenses tend to vary with the level of sales (as such they could be higher or lower depending on sales growth and the level of competition).

General and administrative expenses for the three- and six-month periods of 1996 increased by 26% and 37%, respectively, compared to the corresponding periods of 1995 primarily due to expanded information systems hardware and software and the amortization of goodwill and other intangible assets related to the acquisition of PRI in June of 1995.

OTHER INCOME (EXPENSE), NET

Net other income or expense includes interest income from the investment of available cash, prompt payment discounts earned by the company offset by prompt payment discounts taken by customers, foreign currency transaction gains or losses and interest expense on notes payable and capital leases. Net other expense for the first six months of fiscal 1996 compared to net other income for the corresponding fiscal 1995 period is due primarily to lower interest income and higher interest expense in the 1996 period as a result of reduced cash balances and borrowings under credit facilities. Interest expense is expected to increase for the balance of fiscal 1996 as a result of borrowings required to fund capital expenditures and operations.

INCOME TAXES

The Company's effective tax rate was 38.5% for the first six months of fiscal 1996 as a result of an expected 32% tax rate for profitable operations in the second quarter and the 25.6% tax benefit related to a pre-tax loss recorded in the first quarter. Based on current assumptions of revenue and profitability, the Company estimates that future

                                 XIRCOM, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



quarters in fiscal 1996 will be taxed at a 32% rate, primarily due to tax holiday status for the Company's operations in Malaysia.

RISK FACTORS

The market for portable PC LAN adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card (originally "PCMCIA") LAN adapters in 1993. In 1994, the PC Card market overtook the market for parallel port adapters, and competition increased substantially beginning in 1995. Companies with greater name recognition in the PC, desktop LAN adapter and PC Card modem industries and with greater financial resources gained market share during 1994 and 1995 and now have a significant presence in the PC Card LAN adapter market. Particularly during fiscal 1995, and to a lesser extent in the first quarter of fiscal 1996, the Company's net sales and gross margin were adversely impacted by a combination of factors: increased price competition, loss of market share in the PC Card LAN adapter market, a lower proportion of sales from parallel port products, and higher than normal levels of inventories in the Company's distribution channels and the related effect of reducing those channel inventory levels. The Company believes its share of the PC Card LAN adapter market has stabilized because of its more competitive pricing strategy for PC Card products adopted during fiscal 1995 and because of its success with its latest version of its combination Ethernet LAN and Modem PC Card. Some of this success, however, has been attributable to technical difficulties that the Company believes its principal competitor in this market segment experienced. To-date, this competitor's product still has not shipped in large volumes, but it will likely reach greater volumes by the third quarter of fiscal 1996. In addition, in late calendar 1995, other competitors introduced their combination LAN and modem PC Cards that compete with the Company's product and they have been shipping greater volumes over the last several months. Because of these factors and others, there can be no assurances that market share erosion will not occur in the future.

The Company believes that the market for PC Card LAN adapters and modems will be price competitive for the long-term and thus continue to result in lower gross profit margins than the Company had earned from such products in the past. While the Company believes its current product costs are competitive, it continues to redesign its products for cost savings. In addition, the Company's new manufacturing facility, which began volume production in the December 1995 quarter, is expected to reach greater efficiency in the second half of fiscal 1996. However, there can be no assurances that cost reductions achieved through increased manufacturing efficiencies will keep pace with competitors' cost reductions or be sufficient to allow price reductions required to maintain market share without adversely affecting gross profit margins.

The Company generally ships products within one to six weeks after receipt of orders and therefore its sales backlog is typically minimal. Accordingly, the Company's expectations of future net sales are based largely on its own estimate of future demand

                                 XIRCOM, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



and not on firm customer orders. While the Company has taken actions to reduce expenses over the last nine months based on lower revenues, its plans for future expenditures are still based in part on its estimates of future sales. If net sales do not meet expectations, the Company may not be able to further reduce expenses commensurately in the near-term, and profitability could be adversely affected.

The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. The Company saw an increase in the level of channel inventories during the last half of fiscal 1994 and the first half of fiscal 1995 as product sell-through slowed. The Company reduced the level of such channel inventories during the second half of fiscal 1995 by significantly reducing its shipments to its distributors. At the end of March 1996, the Company believes its distributors had what it considers to be normal levels of inventory overall.

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

Although only about 9% of the March 1996 sales were from parallel port LAN adapters, the Company expects that PC Card adapters will further increase as a proportion of LAN adapter revenues throughout 1996. As indicated earlier, the Company's PC Card products generally sell for lower prices than the Company's comparable parallel port products and have lower gross profit margins. The Company introduced a line of modem-only PC Card products late in fiscal 1995, utilizing existing technologies from its combination LAN and modem PC Cards and modem-based remote access products. While the PC Card modems generally have lower gross profit margins than PC Card LAN adapters, increased sales volume from modems would have a positive impact on coverage of fixed manufacturing costs which in time could partially offset the generally lower margins on modem products. While systems-based product areas such as remote access and ISDN are expected to contribute higher gross profit margins, the level of sales to be achieved in these areas, and therefore any positive impact on overall gross margins, is uncertain.

Because all PC Card products are now being manufactured at the Company's own facilities, interruptions in supply of products could occur if the Company is unable to accurately forecast or react to changes in product demand, which in turn could adversely affect future sales. In addition, although the Company has hired experienced management personnel to oversee its manufacturing operations, the Company has no previous experience in such operations. Interruptions could also occur due to political or economic changes in Malaysia.

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

Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture the Company's products may fluctuate. Some components, including custom chipsets, are available from only one supplier. Any interruptions in these supply sources or limitations on availability could impact the Company's ability to deliver its products and in turn adversely affect future earnings. Currently, the worldwide demand for the latest V.34 modem chipsets, which the Company purchases from Lucent Technologies ("Lucent") (formerly AT&T Microelectronics), has resulted in allocations to the Company and Lucent has been unable to confirm delivery of the quantity of such chipsets that the Company has placed on order for the September 1996 quarter. If interruptions in supply from Lucent occur, revenues from the Company's modem-based products could be adversely impacted.

The Company is also subject to additional risk factors as identified in its Annual Report to Shareholders and filing on Form 10-K for the year ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996 the Company had $15.3 million in cash and cash equivalents. The Company's operating activities used cash of approximately $4.2 million in the six-month period ended March 31, 1996, primarily as a result of increases in accounts receivable and inventories offset by income tax refunds received and an increase in accounts payable. Accounts receivable increased due to higher quarterly revenue and less prompt payment discounts offered in the March 1996 quarter compared to the September 1995 quarter. Inventories increased primarily due to the transition from

                                 XIRCOM, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


turn-key to in-house manufacturing and, to a lesser extent, because of the increase in the systems division business. The Company had capital expenditures of $5.9 million in the first six months of fiscal 1996 primarily for manufacturing equipment and leasehold improvements at its Malaysian manufacturing facility. The Company has no material fixed commitments for capital expenditures and expects that the rate of capital expenditures will decrease over the remainder of fiscal 1996.

The Company has a domestic credit facility that permits borrowings up to $15.0 million at the prime rate plus 1-1/4%. Advances under the agreement are based on eligible accounts receivable and inventories and are secured by all U.S.-based assets of the Company. As of March 31, 1996, there was $5.0 million outstanding under this agreement, which expires in November 1996. The $5.0 million was repaid on April 1, 1996. The Company also has a credit facility in Malaysia totaling $10.8 million with interest rates ranging from 1/2% to 1-1/2% over the bank's reference rate. As of March 31, 1996, there was $4.3 million outstanding under this facility, which expires in April 1999. The Company had approximately $5.0 million in borrowings available under its credit facilities as of March 31, 1996.

The Company believes that cash on hand, borrowings available under its existing facilities or from other financing sources and cash provided by operations will be sufficient to support its working capital and capital expenditure requirements for at least the next twelve months. While the Company had higher revenues, returned to profitability and had a positive cash flow from operating activities in the March 1996 quarter, there can be no assurances that operating results will continue to improve or that future cash requirements to fund operations will not require the Company to seek additional capital sooner than the twelve months, or that such additional capital will be available when required on terms acceptable to the Company.

                                 XIRCOM, INC.

                          PART II OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

             No material proceedings pending. See "Legal Matters" under "Notes to Condensed Consolidated Financial Statements."

ITEM 2.      CHANGES IN SECURITIES

             Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The results of voting at the Annual Meeting of Shareholders of the Company were reported in the Company's Form 10-Q for the period ended December 31, 1995.

ITEM 5.      OTHER ITEMS

             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 Exhibit 27 - Financial Data Schedule

             (b) Reports on Form 8-K

                 None

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 XIRCOM, INC.
                                                 -----------------------------
                                                 (Registrant)


Date:   May 10, 1996                             /s/ DIRK I. GATES
      ----------------                           -----------------------------
                                                 Dirk I. Gates
                                                 Chairman of the Board,
                                                 President and
                                                 Chief Executive Officer



Date:   May 10, 1996                             /s/ JERRY N. ULRICH
     -----------------                           -----------------------------
                                                 Jerry N. Ulrich
                                                 Chief Operating Officer and
                                                 Chief Financial Officer



Date:   May 10, 1996                             /s/ STEVEN F. DEGENNARO
     -----------------                           -----------------------------
                                                 Steven F. DeGennaro
                                                 Vice President, Finance and
                                                 Chief Accounting Officer