Form 10-Q
period 1996-06-30
XIRCOM INC
filed 1996-08-14
CIK 883905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q
                                   (Mark one)

          [ X ] Quarterly report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

          [   ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                         Commission file number 0-19856

                       ----------------------------------

                                  XIRCOM, INC.
             (Exact name of registrant as specified in its charter)


                CALIFORNIA                                95-4221884
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
             or organization)


                           2300 CORPORATE CENTER DRIVE
                         THOUSAND OAKS, CALIFORNIA 91320
               (Address of principal executive offices & zip code)

                  REGISTRANT'S TELEPHONE NUMBER: (805) 376-9300

                       ----------------------------------

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

  There were 19,561,854 shares of the registrant's $.001 par value Common Stock outstanding as of August 7, 1996.

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

                                  XIRCOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                      (Unaudited)
                                                     June 30, 1996  September 30, 1995
                                                     -------------  ------------------
Current assets:
     Cash and cash equivalents                         $  16,341        $  13,658
     Accounts receivable                                  25,509           13,699
     Income tax receivable                                   436            8,362
     Inventories                                          23,700           17,067
     Deferred income taxes                                 9,017            9,017
     Other current assets                                  2,025            1,459
                                                       ---------        ---------
Total current assets                                      77,028           63,262
Equipment and improvements, net                           19,784           17,588
Other assets                                               6,686            7,892
                                                       ---------        ---------
Total assets                                           $ 103,498        $  88,742
                                                       =========        =========


Current liabilities:
     Notes payable to bank                             $   1,960        $     600
     Accounts payable                                     16,587           18,561
     Accrued liabilities                                  18,829           14,313
     Current portion of long-term obligations              1,430              401
     Accrued income taxes                                  1,690            1,141
                                                       ---------        ---------
Total current liabilities                                 40,496           35,016
Long-term obligations                                      2,217              631
Shareholders' equity:
     Common stock                                             19               19
     Paid-in capital                                      81,208           76,666
     Accumulated deficit                                 (20,442)         (23,590)
                                                       ---------        ---------
Total shareholders' equity                                60,785           53,095
                                                       ---------        ---------
Total liabilities and shareholders' equity             $ 103,498        $  88,742
                                                       =========        =========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (In thousands, except per share information)

                                                Three months ended             Nine months ended
                                                     June 30                        June 30
                                                1996           1995           1996           1995
                                             ---------      ---------      ---------      ---------
Net sales                                    $  52,223      $  16,474      $ 135,246      $  96,554
Cost of sales                                   33,413         12,866         86,371         55,303
                                             ---------      ---------      ---------      ---------
Gross profit                                    18,810          3,608         48,875         41,251

Operating expenses:
     Research and development                    3,421          3,648          9,645         10,063
     Sales and marketing                         8,816          9,918         26,481         26,927
     General and administrative                  2,387          2,110          6,929          5,433
     In-process research and development
       and other non-recurring charges            --           42,119           --           42,119
                                             ---------      ---------      ---------      ---------
         Total operating expenses               14,624         57,795         43,055         84,542
                                             ---------      ---------      ---------      ---------
Operating income (loss)                          4,186        (54,187)         5,820        (43,291)
Other income (expense), net                       (458)           291         (1,095)           525
                                             ---------      ---------      ---------      ---------
Income (loss) before income taxes                3,728        (53,896)         4,725        (42,766)
Income tax provision (benefit)                   1,193         (5,140)         1,577         (1,022)
                                             ---------      ---------      ---------      ---------
Net  income (loss)                           $   2,535      $ (48,756)     $   3,148      $ (41,744)
                                             =========      =========      =========      =========

Weighted average shares outstanding             19,999         17,018         19,648         16,508
Net income (loss) per share                  $     .13      $   (2.87)     $     .16      $   (2.53)

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                            Nine months ended
                                                                                 June 30
                                                                           1996          1995
                                                                         --------      --------
Operating activities:
     Net income (loss)                                                   $  3,148      $(41,744)
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
         Write-off of in-process R&D                                         --          40,000
         Depreciation and amortization                                      6,229         3,982
         Deferred income tax benefit                                         --          (5,790)
         Deferred rent                                                       --             (23)
         Changes in assets and liabilities, net of the effect of the acquisition:
              Accounts receivable                                         (11,810)       10,854
              Income tax receivable                                         7,926          --
              Inventories                                                  (6,633)      (10,302)
              Other current assets                                           (566)          116
              Accounts payable and accrued liabilities                      2,542        (2,158)
              Income taxes payable                                          1,599           219
                                                                         --------      --------
     Net cash provided by (used in) operating activities                    2,435        (5,116)
                                                                         --------      --------

Investing activities:
     Purchase of Primary Rate Incorporated                                   --         (24,134)
     Purchase of short-term investments                                      --         (14,220)
     Sale of short-term investments                                          --          47,468
     Purchases of equipment and improvements                               (7,257)      (10,317)
     Other                                                                     38          (151)
                                                                         --------      --------
     Net cash used in investing activities                                 (7,219)       (1,354)
                                                                         --------      --------

Financing activities:
     Proceeds from issuance of common stock                                 3,492         2,163
     Proceeds from issuance of long-term debt                               3,219          --
     Net borrowings under line-of-credit agreement                          1,360          --
     Long-term debt repayments                                               (604)         (265)
                                                                         --------      --------
     Net cash provided by financing activities                              7,467         1,898
                                                                         --------      --------

Net increase (decrease) in cash                                             2,683        (4,572)
Cash and cash equivalents at beginning of period                           13,658        14,379
                                                                         --------      --------
Cash and cash equivalents at end of period                               $ 16,341      $  9,807
                                                                         ========      ========

Supplemental cash flow disclosures:
     Cash paid for:
         Interest                                                        $    390      $     47
         Income taxes                                                          20         4,551
     Tax benefit related to employee stock options                       $  1,050      $  1,161

     Reconciliation of assets acquired and liabilities assumed:
         Fair value of assets acquired                                   $   --        $ 52,644
         Liabilities assumed                                                 --          (1,956)
         Less:  Noncash consideration                                        --         (26,554)
                                                                         --------      --------
         Cash paid for acquisition                                       $   --        $ 24,134
                                                                         ========      ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1995, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 1996 and the consolidated results of operations for the three- and nine-month periods ended June 30, 1996 and 1995, and cash flows for the nine-month periods ended June 30, 1996 and 1995, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1995 annual report on Form 10-K.

The results of operations for the three- and nine-month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents (stock options) outstanding. Fully diluted amounts for each period do not materially differ from the amounts presented herein.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

                                                     June 30          September 30
                                                       1996                1995
                                                     -------             -------
Finished goods                                       $ 8,987             $ 4,448
Sub-assemblies                                         4,299               6,629
Work-in-process                                        2,088               2,495
Component parts                                        8,326               3,495
                                                     -------             -------
                                                     $23,700             $17,067
                                                     =======             =======

                                  XIRCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

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

RESULTS OF OPERATIONS
- ---------------------

The following table sets forth the statements of operations as a percentage of net sales:

                                              Three months ended       Nine months ended
                                                    June 30                 June 30
                                                1996        1995       1996          1995
                                               -----       -----       -----        -----
Net sales                                      100.0%      100.0%      100.0%       100.0%
Cost of sales                                   64.0        78.1        63.9         57.3
                                               -----       -----       -----        -----
Gross profit                                    36.0        21.9        36.1         42.7

Operating expenses:
     Research and development                    6.5        22.1         7.1         10.4
     Sales and marketing                        16.9        60.2        19.6         27.9
     General and administrative                  4.6        12.8         5.1          5.6
     In-process research and development
       and other non-recurring charges           --        255.7         --          43.6
                                               -----       -----       -----        -----
                                                28.0       350.8        31.8         87.5
                                               -----       -----       -----        -----
Operating income (loss)                          8.0      (328.9)        4.3        (44.8)
Other income (expense), net                      (.9)        1.8         (.8)          .5
                                               -----       -----       -----        -----
Income (loss) before income taxes                7.1      (327.1)        3.5        (44.3)
Income tax provision (benefit)                   2.2       (31.1)        1.2         (1.1)
                                               -----       -----       -----        -----
Net income (loss)                                4.9%     (296.0)%       2.3%       (43.2)%
                                               =====       =====       =====        =====

NET SALES

PC CARD AND PARALLEL PORT PRODUCT SALES. Net sales of LAN adapters and modems ("client products") for the three months ended June 30, 1996 increased 175% from the corresponding period a year ago due to growth in overall market demand for such products that connect portable PCs to networks, the Internet and on-line services (such as America Online), as well as sales of the Company's modem-only PC Card product, which was introduced in September 1995. Also, net sales in the June 1995 quarter were negatively impacted by the Company's efforts to reduce channel inventories that had built up in the first half of fiscal 1995. Unit shipments of client products increased

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

202% for the June 1996 quarter versus the June 1995 quarter but average selling prices declined due to increased competition in the PC Card LAN adapter market and to a shifting mix of products from parallel port versions to PC Card versions. Net sales from client products for the nine-month period ended June 30, 1996 increased at a lesser rate, 32%, compared to the corresponding period of the prior year than the increase of the three-month period of fiscal 1996 over the same period of fiscal 1995 because of flat sales in the first six months of fiscal 1996 compared to the same period of fiscal 1995. As explained in the Form 10Q for the December 1995 quarter, the Company experienced increased competition during the course of fiscal 1995, a decline in market share year-over-year and a shifting mix of product sales away from the higher priced parallel port LAN adapters. However, the Company has experienced an increase in unit sales of its client products by its distributors in each of the last four quarters. The growth in channel sell-through may be indicative of several factors: an increased growth rate in shipments of portable PCs, which in turn require network connections; a more competitive pricing strategy first adopted by the Company during fiscal 1995; the rapid growth in sales of the latest version of the Company's Ethernet+Modem PC Card, which first shipped in July 1995; and increased sales of modem-only products first introduced in September 1995.

REMOTE ACCESS PRODUCT SALES. The Company completed its acquisition of Primary Rate Incorporated ("PRI"), a provider of Integrated Services Digital Network ("ISDN") products to original equipment manufacturers ("OEMs") in June 1995. Revenues from this new product line accounted for approximately 16% and 13% of net sales for the three- and nine-month periods ended June 30, 1996, respectively. The Netaccess remote access server and Netwave wireless LAN product lines accounted for approximately 1% of net sales during each of the three- and nine-month periods of fiscal 1996. In the corresponding nine-month period of 1995, the Company derived approximately 8% of its revenue from these product lines based on initial shipments of the MultiPort Modem product, an FCC-approved version of its Netwave product and, beginning in June 1995, ISDN OEM products. The MultiPort Modem product line has not contributed a material amount of revenue since its introduction. Development of this product has continued and certain improvements have been made that should allow the Company to reintroduce it to the market as part of the Netaccess series of remote access server products later in calendar year 1996.

INTERNATIONAL SALES. Shipments to customers located outside the U.S. were 43% and 40%, respectively, of total net sales for the three- and nine-month periods ended June 30, 1996, compared to 63% and 44%, respectively, for the corresponding periods of fiscal 1995. The lower percentage of international sales in 1996 was primarily due to the addition of ISDN OEM sales in fiscal 1996, which to date have been predominantly U.S.-based, and to stronger channel sell-through in Europe in the June 1995 quarter which resulted in less impact on international sales due to channel inventory reductions than in the U.S.

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

GROSS PROFIT

Gross profit margins for the three- and nine-month periods of fiscal 1996 were 36.0% and 36.1%, respectively, compared to 21.9% and 42.7%, respectively, for the comparable prior-year periods. The increase in the June 1996 quarter compared to the June 1995 quarter was due primarily to the unusually low revenues in the 1995 period and the resulting greater portion of fixed costs in relation to total cost of sales. The decrease in the nine-month period of 1996 compared to the corresponding period of the prior year is due to the increased proportion of sales of PC Card adapters, which have lower gross profit margins than the Company's parallel port adapters, and to selling price reductions on PC Card products during fiscal 1995. In addition, start-up expenses related to the commencement of operations for the Company's own manufacturing of PC Cards had a negative impact on gross margins in the December 1995 quarter and, to a lesser extent, in the March 1996 quarter. The Company has now successfully transitioned all of its PC Card manufacturing to this in-house facility. While this transition is expected to have a positive impact on cost reduction efforts, the proportion of revenues derived from the Ethernet+Modem and modem-only PC Cards, which have lower gross profit margins compared to LAN PC Cards and systems division products, have negatively impacted overall gross margins and may continue to offset improvements from manufacturing and design efficiencies if such revenue mix changes continue. In June 1996, the Company commenced shipment of its Fast Ethernet PC Card adapters for connecting portable PCs to 100 megabit Ethernet networks. Fast Ethernet products have higher gross profit margins than the overall corporate average and thus are expected to have a positive impact on gross profit margins.

OPERATING EXPENSES

Excluding nonrecurring charges related to the acquisition of PRI in June 1995, operating expenses for the three-month period ended June 30, 1996 decreased by 7% compared to the corresponding prior-year period primarily due to more focused product development activities, a reduction in certain promotional spending and reduced headcount through employee attrition. Operating expenses (excluding nonrecurring charges) for the nine months ended June 30, 1996 increased 1% compared to the corresponding 1995 period, primarily due to the expansion of product lines, the

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

acquisition of PRI and expanded international operations. The Company has reduced operating expenses as a percentage of net sales for each of its functional areas (research and development, sales and marketing, and general and administrative) in each of the last four quarters. Total operating expenses are expected to increase in the fourth quarter of fiscal 1996 but may continue to decrease as a percentage of net sales.

Research and development expenses were 6% lower in the third quarter of fiscal 1996 compared to the same period of fiscal 1995 and were 4% lower in the first nine months of fiscal 1996 compared to the corresponding period of 1995. The reduced expenditure levels are a result of more focused product development efforts. Research and development expenses are expected to increase modestly in absolute dollars for the fourth quarter of fiscal 1996.

Sales and marketing expenses were 11% lower in the June 1996 quarter compared to the June 1995 quarter and were 2% lower for the nine months ended June 30, 1996 as compared with the corresponding prior-year period. Sales and marketing expenditures have been reduced substantially from the levels in the second half of fiscal 1995, both in amount and as a percentage of sales. Expenses of $8.8 million in the June 1996 quarter, compared to $11.8 million in the September 1995 quarter and $9.9 million in the June 1995 quarter, reflect consolidation of certain sales operations, reduced overall promotional spending due to a more focused product line and reduced headcount through employee attrition. Sales and marketing expenses are expected to increase slightly in the near term to support planned new product introductions.

General and administrative expenses for the three- and nine-month periods of 1996 increased by 13% and 28%, respectively, compared to the corresponding periods of 1995 primarily due to expanded information systems hardware and software and the amortization of goodwill and other intangible assets related to the acquisition of PRI in June of 1995.

Nonrecurring charges in the fiscal 1995 periods of $42.1 million ($41.3 million, net of tax benefit of $0.8 million) consisted primarily of in-process research and development purchased from PRI that had not yet reached technological feasibility and, therefore, were required to be written off under generally accepted accounting principles. Excluding nonrecurring charges, total operating expenses were $15.7 million and $42.4 million, respectively, for the three- and nine-month periods ended June 30, 1995. Net losses and net losses per share for the same periods, excluding nonrecurring charges, were $7.4 million and $.4 million, respectively, and $0.44 and $0.02, respectively.

OTHER INCOME (EXPENSE), NET

Net other income or expense includes interest income from the investment of available cash, early payment discounts earned by the company offset by early payment discounts taken by customers, foreign currency transaction gains or losses and interest

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expense on notes payable and capital leases. The Company had net other expense for the first nine months of fiscal 1996 compared to net other income for the corresponding fiscal 1995 period due primarily to lower interest income and higher interest expense in the 1996 period as a result of reduced cash balances and borrowings under credit facilities. Interest expense is expected to increase for the balance of fiscal 1996 as a result of borrowings required to fund capital expenditures and operations.

INCOME TAXES

The Company's effective tax rate was 33.4% for the first nine months of fiscal 1996 as a result of an expected 32% tax rate for profitable operations in the second and third quarters and the 25.6% tax benefit related to a pre-tax loss recorded in the first quarter. Based on current assumptions of revenue and profitability, the Company estimates that the fourth quarter of fiscal 1996 will be taxed at a 32% rate, primarily due to tax holiday status for the Company's operations in Malaysia.

RISK FACTORS
- ------------

The market for portable PC LAN adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card (originally "PCMCIA") LAN adapters in 1993. Companies with greater name recognition in the PC, desktop LAN adapter and PC Card modem industries and with greater financial resources now have a significant presence in the PC Card LAN adapter market. As a result, the Company's net sales and gross profit margins could be adversely impacted by several factors including increased price competition, the Company's percentage market share in the PC Card LAN adapter market, the proportion of sales from parallel port products, and the levels of inventories in the Company's distribution channels. Although the Company believes its share of the PC Card LAN adapter market stabilized in 1996, primarily because of its more competitive pricing strategy for PC Card products adopted during fiscal 1995, its success with the latest version of its combination Ethernet LAN and Modem PC Card and the anticipated introduction of its Fast Ethernet PC Cards which began shipments in June 1996, competition is expected to remain intense and therefore the Company's market share could be adversely affected by continued price competition, new product introductions by competitors or promotional efforts by competitors.

The Company believes that the market for PC Card LAN adapters and modems will be price competitive for the long-term and thus could continue to result in lower gross profit margins than the Company has earned from such products in the past. While the Company believes its current product costs are competitive, it continues to redesign its products for cost savings. In addition, the Company's new manufacturing facility, which began volume production in the December 1995 quarter and is now producing all of the Company's PC Card products, is operating at a greater efficiency level than in the first half of fiscal 1996. However, there can be no assurances that cost reductions achieved through increased manufacturing efficiencies will keep pace with competitors' cost

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reductions or be sufficient to allow price reductions required to maintain or increase market share without adversely affecting gross profit margins.

The Company generally ships products within one to six weeks after receipt of orders and therefore its sales backlog is typically minimal. Accordingly, the Company's expectations of future net sales are based largely on its own estimate of future demand and not on firm customer orders and, therefore, future expenditures are based in part on its estimates of future sales. If net sales do not meet expectations, the Company may not be able to reduce expenses commensurately in the near-term, and profitability could be adversely affected.

The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. At the end of June 1996, the Company believes its distributors had what it considers to be normal levels of inventory overall.

There can be no assurances that new products that the Company may introduce will achieve market acceptance or sell through to end users in sufficient quantities to make them viable for the long-term. In addition, the Company may have difficulty in establishing its presence in markets in which it does not have significant brand recognition, such as remote access.

The Company introduced a line of modem-only PC Card products late in fiscal 1995, utilizing existing technologies from its combination LAN and modem PC Cards and modem-based remote access products. While the PC Card modems generally have lower gross profit margins than PC Card LAN adapters, increased sales volume from modems would have a positive impact on coverage of fixed manufacturing costs which in time could partially offset the generally lower margins on modem products. While product areas such as remote access and ISDN are expected to contribute higher gross profit margins, the sales growth to be achieved in these areas is likely to be proportionate with sales growth in PC Card products, and therefore any positive impact on overall gross margins, may be limited.

Because all PC Card products are now being manufactured at the Company's own facilities, interruptions in supply of products could occur if the Company is unable to accurately forecast or react to changes in product demand, which in turn could adversely affect future sales. Interruptions could also occur due to political or economic changes in Malaysia.

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

With the proliferation of new products and rapidly changing technology in the PC Card and remote access server markets, there is a significant volume of patents or similar intellectual property rights held by third parties. Given the nature of the Company's products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties. These risks may include the following: the cost of litigation or settlement of such claims could be substantial regardless of the merits of the allegations; the Company may not prevail in the event of litigation; if the Company did not prevail in litigation, it could be required to pay significant damages, and/or to cease sales and production of infringing products, and only make future sales of a noninfringing design. Such a claim was asserted in March 1996 in relation to the Company's CreditCard Ethernet products. See "Legal Matters" in "Notes to Condensed Consolidated Financial Statements" in the Company's Form 10-Q for March 31, 1996. To date, the Company has received no further communication regarding this assertion. Based on the specific allegations made, the facts known at this time, and the investigation and evaluation by the Company and its outside intellectual property counsel regarding the allegations, management does not currently believe that this matter will have a material adverse effect on the Company's financial condition or results of operations in the event that the third party continues to pursue this matter.

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

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

At June 30, 1996 the Company had $16.3 million in cash and cash equivalents. The Company's operating activities provided cash of approximately $2.4 million in the nine-month period ended June 30, 1996, primarily as a result of income from operations, income tax refunds received and an increase in accounts payable offset by increases in accounts receivable and inventories. Accounts receivable increased due to higher quarterly revenue and fewer early payment discounts offered in the June 1996 quarter compared to the September 1995 quarter. Inventories increased primarily due to the transition from turn-key to in-house manufacturing and to an increase in the volume of business. The Company had capital expenditures of $7.3 million in the first nine months of fiscal 1996 primarily for manufacturing equipment and leasehold improvements at its Malaysian manufacturing facility. The Company has no material fixed commitments for capital expenditures and expects that the rate of capital expenditures will decrease in the near term. The Company is evaluating a lease versus buy decision for its Malaysian manufacturing facility. If the Company purchases the facility, it would result in an increase in capital expenditures of approximately $6.0 million and the issuance of long-term debt to finance the purchase.

The Company has a domestic credit facility that permits borrowings up to $15.0 million at the prime rate plus 1-1/4%. Advances under the agreement are based on eligible accounts receivable and inventories and are secured by all U.S.-based assets of the Company. As of June 30, 1996, there were no borrowings outstanding under this agreement, which expires in November 1996. The Company also has a credit facility in Malaysia totaling $10.8 million with interest rates ranging from 1/2% to 1-1/2% over the bank's reference rate. As of June 30, 1996, there was $2.0 million in demand notes and $3.5 million in term loans outstanding under this facility, which expires in April 1999. The Company had approximately $19.4 million in borrowings available under its credit facilities as of June 30, 1996.

The Company believes that cash on hand, borrowings available under its existing facilities or from other financing sources and cash provided by operations will be sufficient to support its working capital and capital expenditure requirements for at least the next twelve months. However, there can be no assurances that future cash requirements to fund operations will not require the Company to seek additional capital sooner than the twelve months, or that such additional capital will be available when required on terms acceptable to the Company.

                                  XIRCOM, INC.
                            PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              See "Risk Factors" under "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.       CHANGES IN SECURITIES
              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              Not applicable.

ITEM 5.       OTHER ITEMS
              In May 1996, Patrick P. Parker was appointed Vice President, Engineering. In June 1996, Jerry N. Ulrich resigned as Chief Operating Officer and Chief Financial Officer of the Company. At the same time, Steven F. DeGennaro was appointed Chief Financial Officer of the Company.

              In June 1996, Michael F.G. Ashby, Vice President and Chief Financial Officer of Pacific Telesis Enterprises, was named to Xircom's Board of Directors. In July 1996, Bruce C. Edwards resigned as a member of the Board of Directors and was replaced by Delbert W. Yocam, an independent consultant.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              (a) Exhibits
                  Exhibit 27        Financial Data Schedule

              (b) Reports on Form 8-K
                  The company filed one report on Form 8-K during the fiscal quarter covered by this report, as follows:

                  (i) Report on Form 8-K filed on June 25, 1996, reporting under
                      Item 5 the filing of a press release regarding a management buyout.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  XIRCOM, INC.
                                  (Registrant)


Date:   August 12, 1996           /s/ Dirk I. Gates
        -------------------------------------------------------------------
                                  Dirk I. Gates
                                  Chairman of the Board, President and
                                  Chief Executive Officer



Date:   August 12, 1996           /s/ Steven F. DeGennaro
        -------------------------------------------------------------------
                                  Steven F. DeGennaro
                                  Vice President, Finance and
                                  Chief Financial Officer