Form 10-K
period 1996-09-30
XIRCOM INC
filed 1996-12-12
CIK 883905

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

  (Mark One)
      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

      [   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-19856

                                  XIRCOM, INC.
                          2300 CORPORATE CENTER DRIVE
                        THOUSAND OAKS, CALIFORNIA  91320
                           TELEPHONE:  (805) 376-9300

        CALIFORNIA                                     95-4221884
State of Incorporation)                       (IRS Employer Identification No.)

Securities registered pursuant to section 12(b) of the Act:

       Title of Class                             Name of Exchange

 COMMON STOCK, $.001 PAR VALUE                        NASDAQ/NMS

Securities registered pursuant to section 12(g) of the Act:  NONE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     X          No
                                                 ------         ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

         Based on the closing sale price of the Common Stock on the Nasdaq Stock Market on November 15, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $265,792,514. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 19,933,150 at November 15, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Part III incorporates information by reference from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 17, 1997.

                             INTRODUCTORY STATEMENT

References made in this Annual Report on Form 10-K to "Xircom," the "Company" or the "Registrant" refer to Xircom, Inc. and its wholly owned subsidiaries. Xircom is a registered trademark, and CreditCard LAN Adapter, CreditCard Modem, CreditCard Ethernet Adapter 10/100, CardBus Ethernet 10/100 Adapter, Pocket LAN Adapter, Ethernet+Modem, Parallel Port Multiplexor, Tractor Grip, Netaccess, MultiPort Modem, MultiChannel ISDN Adapter, and Instant ISDN are trademarks of Xircom, Inc. Other company and product names contained in this report may be trade names or trademarks of other companies.

                                     PART 1

ITEM 1.  BUSINESS

This Annual Report contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the trend analysis and other forward-looking statements contained herein, as a result of the risk factors set forth elsewhere in this report.

Xircom, Inc. ("Xircom" or the "Company") develops, manufactures, sells and supports a comprehensive set of network access solutions for mobile and remote personal computer (PC) users. These products represent a market category recognized as mobile networking. The Company's principal products enable PC users to access information and resources found on local area networks (LANs) and on-line services such as the Internet. Xircom's products are recognized for innovative technology, high reliability and broad compatibility.

Xircom was founded in 1988 and pioneered the use of the universal PC parallel port to connect portable PCs to LANs. Xircom's Pocket LAN adapter established the mobile networking market and by 1992 had become the leading solution for portable PC-to-LAN connectivity. In 1992, Xircom was the first company in the industry to ship an adapter compliant with the standards set by the Personal Computer Memory Card International Association ("PCMCIA" or "PC Card"). Through September 30, 1996, the Company has sold more than 2.5 million PC Card or parallel port LAN adapters and remains the market leader in PC Cards for portable PCs.

In 1994 and 1995 Xircom expanded its offerings to include products addressing wide area networking, which enable access to a LAN from a remote location. These products include multifunction LAN adapter and modem PC Cards (Combo cards), modem-only PC Cards and remote access server products. In June 1995 the Company acquired the assets of Primary Rate Incorporated ("PRI") and, in 1996, formed Netaccess, Inc., a wholly-owned subsidiary, to pursue the remote access server market with both an independent brand and business model.

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

Trends Toward Smaller, Mobile Computers. Simultaneous with the growth in LANs, continuing technological advances have been made in portable PCs, often referred to as laptop or notebook computers. Growing use of portable computers is being driven by an increasingly mobile workforce requiring a higher level of productivity, including field service personnel, salespeople, consultants, traveling executives, telecommuters and "day extenders," who work at home in the evening or on weekends. An increasing number of workers are now utilizing portable computers as their primary PCs and more business applications are being developed specifically for portable PCs. According to independent market research, portable PC shipments worldwide will grow from 8.9 million in 1995 to over 22 million in 2000.(1) It is also





__________________________________

1 International Data Corporation, 1996
projected that 78% of portable computers will be connected to a LAN by 2000(2) compared to 20% in 1995 and that 84% of portable PC users in the U.S. will use their portable as their primary PC by the year 2000.(3)

Remote Access. Over the last several years, there has been a significant increase in the number of PC users accessing a corporate LAN or an on-line service (e.g., America Online, Prodigy, CompuServe or the Internet) from a "remote" location. To do so requires a modem on the client PC and a modem "on the LAN" that serves as a communication gateway to the network (often referred to as a remote access server or communications server). The modem market has grown substantially over the last several years and today nearly all portable PCs are equipped with a modem. The market for PC Card modems is expected to grow from 4.1 million units in 1995 to 13.4 million units by 2000.(4) Integrated Services Digital Network (ISDN) usage is expected to become a larger proportion of remote access server connections because ISDN enables higher speeds than analog modem-based connections and the telephone carriers are making ISDN service more broadly available. ISDN services are based on multiple 64 kilobits-per-second (Kbps) digital channels (two "B" channels for a basic rate interface and 23 to 30 "B" Channels for a primary rate interface) compared to
33.6 Kbps speeds for a V.34-1996 analog modem.

PRODUCTS

The Company is organized into the PC Card Division and Netaccess, Inc. (formerly the Xircom Systems Division) to group similar product lines together for greater efficiencies and resource utilization.

PC CARD DIVISION
The PC Card Division's products include Ethernet and Token Ring LAN adapters, combination LAN adapters and modems, and modem-only products.

Wired LAN adapters for portable PCs. Xircom offers the industry's broadest family of PC Card and parallel port (Pocket) LAN adapters that operate on Ethernet and Token Ring topologies and are compatible with all widely used wiring. Xircom LAN adapters incorporate preconfigured software drivers that support 50 different network operating systems and communication protocols. Most Xircom adapters include both DOS-, Windows- and Window 95-based menu-driven software for simple, fast installation.

Xircom shipped the industry's first external parallel port LAN adapter, the Pocket Ethernet Adapter, in May 1989, and is currently shipping its third-generation product. Xircom also shipped the first commercially available parallel port adapter for Token Ring networks, the Pocket Token Ring Adapter, in December 1989. BYTE magazine's 20th anniversary issue named Xircom's original Pocket LAN Adapter as one of the Most Important Networking Products of all time. Today, although Xircom remains the dominant supplier of Pocket LAN Adapters, with a market share estimated to be over 65%(5), net sales from Pocket LAN adapters have declined to 9% of Xircom's total net sales in fiscal 1996 and 6% in the fourth quarter of fiscal 1996, compared to 34% in 1995. The percentage of net sales is expected to continue to decline in 1997 as the PC Card becomes the exclusive form factor for connecting peripheral devices to portable PCs.





__________________________________

(2) International Data Corporation, 1996
(3) International Data Corporation, 1996
(4) International Data Corporation, 1996
(5) Dataquest Incorporated, 1996

During 1991, the PCMCIA made possible the development of PC Cards by defining certain dimensional interface standards for use by a variety of PC peripherals, including memory cards, fax/modems, LAN adapters and disk drives. The PC Card interface, or slot, is now incorporated into nearly all portable computers, allowing the PC Card peripheral device, which is the size of a thick credit card, to be inserted. Xircom was first to ship an Ethernet LAN adapter card compliant with the PCMCIA standard in late 1992 and began shipping its CreditCard Ethernet Adapter in February 1993. The Company commenced shipments of its CreditCard Token Ring Adapter in December 1993. In June 1996, the Company began shipping its CreditCard Ethernet Adapter 10/100, which supports both 10Mbps and 100Mbps networks, and in November 1996 commenced shipment of the industry's first 32-bit CardBus Ethernet 10/100 adapter for connecting CardBus-enabled portable computers to 10 Mbps and 100 Mbps networks. Net sales from PC Card LAN adapters, including multifunction adapter/modem cards and modems, were 76% of the total net sales in fiscal 1996 compared to 59% in fiscal 1995.

Multifunction Adapter/Modem Cards. In February 1994, the Company began shipping the first PC Card offering both a LAN adapter and a modem in a single PCMCIA card (a "Combo card"). The CreditCard Ethernet+Modem quickly achieved market acceptance and received a number of industry awards for technical excellence, including PC Magazine's "1994 Technical Excellence Award" in the Networking Hardware category. The Company commenced shipments of the second-generation CreditCard Ethernet+Modem II in September 1994 and in July 1995 was the first to ship in volume a combination PC Card product incorporating a V.34 modem with a LAN adapter. The Ethernet+Modem products accounted for 38% of revenue for fiscal 1996 compared to 23% in fiscal 1995.

PC Card Modem. Xircom commenced shipment of the Company's first modem-only PC Card in September 1995. The original CreditCard Modem 28.8 incorporated the latest V.34 standard and broadened Xircom's remote access solutions by adding a modem-only option for PC notebook users who require high-speed remote access to LANs, commercial on-line service, or the Internet. In October 1996, Xircom shipped its CreditCard Modem 33.6 featuring the new V.34-1996 standard. The PC Card Modem products accounted for 6% of total revenue for fiscal 1996.

Xircom expects customers for its PC Card client products to continue to demand higher speeds and bandwidth and is focusing its development efforts on new versions of its PC Card LAN adapters (both 16-bit PCMCIA and 32-bit CardBus buses), and multifunction PC Cards that will combine LAN, modem and ISDN technologies for use with high-bandwidth applications.

NETACCESS PRODUCTS
The Company's Netaccess, Inc. subsidiary sells digital and analog remote access server products to original equipment manufacturers ("OEMs") and through two-tier distribution channels.

Remote Access. Xircom's solutions in this market include Multiport Modem Cards and MultiChannel ISDN Cards which integrate into a standard PC server using remote access software and ISDN or analog phone lines to extend the network to remote dial-up users. These solutions are based on an "open systems" approach to remote access. Industry analysts project that in the future the majority of dial-in remote access servers will be open systems much like LAN file servers are today. They will integrate a standard PC with remote access software from Novell or Microsoft and adapters like Xircom's MultiPort Modem Card. The MultiPort Modem Card, which was first shipped in March 1995, includes four or eight V.34 (up to 33.6 Kbps) modems on a card.

Analog modem users are beginning to migrate to ISDN technology for higher-speed remote network and Internet connections. In addition, ISDN service is becoming more broadly available and the costs of installation, service and equipment are priced more reasonably.

Xircom entered the market for ISDN remote access through its acquisition of PRI in June 1995. PRI developed the industry's first primary rate interface to a computer for the computer telephony market. PRI's subsequent efforts were on developing ISDN solutions for OEM customers. Today, these OEM customers include Shiva, Motorola, Telebit, Lucent, Attachmate, Xyplex, Netrix and other vendors who use Xircom ISDN technology as a component of their internetworking, telecommunications and remote access solutions. Effective in the first quarter of fiscal 1997, Shiva, which represented 38% of net sales of Netaccess and 4.9% of total net sales, is expected to have an internally developed solution for its ISDN remote access products and, therefore, revenue from Shiva is not expected to be material in fiscal 1997.

Netaccess has developed an ISA (Industry Standard Architecture) version of a primary rate interface card that runs under Windows NT and a basic rate interface card. These products complement the analog MultiPort Modem Cards and offer a seamless dial-in server solution for both ISDN and analog users employing Windows NT or Netware Connect. Netaccess' experience in ISDN software development will also be utilized in development of new PC Card ISDN products. Netaccess products accounted for 14% of total revenue for fiscal 1996 compared to 5% in 1995.

Wireless LAN. Netwave, the wireless LAN product line that enables a user to establish a peer-to-peer network or maintain an Ethernet network connection while moving about the workplace unencumbered by wires and cables, was sold to Netwave Technologies, Inc., a majority-owned subsidiary of Technitrol, Inc., effective August 30, 1996. The sale included all Netwave assets including product inventory, property and equipment, and rights to related intellectual property. As a result of the sale, Xircom recorded a one-time charge to operations of $1.5 million ($1.0 million or $.05 per share, net of tax benefit). Netwave products accounted for 1% and 2% of total net sales in fiscal 1996 and 1995, respectively.

INDUSTRY LEADERSHIP

The Company is a worldwide leader in simplifying the installation and configuration of PC Card and CardBus connectivity products by incorporating certain proprietary software coding in its installation routines. The Company has developed an intelligent Windows-based installation utility which now ships with most Xircom adapters. Although the Windows 95 operating system improved the installation process for PC Cards and other peripherals, add-on hardware often requires driver updates to enhance features or performance. Therefore, installation utilities remain an important feature of the products. In addition, the Windows 95 operating system does not currently support CardBus peripherals. As a result, Xircom has developed software called point enablers which provide direct enabling of the Xircom hardware, allowing Windows 95 users to take advantage of Xircom CardBus products.

The Company ships its products worldwide and therefore has developed expertise in obtaining worldwide homologation including local telephone approvals in 21 countries including: France, Germany, UK, Japan, Australia, Holland, Denmark, Belgium, and Austria. Xircom has developed a modem design which is a single, worldwide solution and has a programmable Data Access Arrangement ("DAA"). Xircom has developed a unique software application called the CountrySelect, which provides the user with a list of supported countries, allowing the global traveler to easily reprogram the modem DAA as he/she travels from country to country.

Device driver software is also a key component of the Company's products. Device drivers allow the hardware and firmware (the software code which provides operating instructions to the hardware) to interact with the communications port on the PC in which the LAN adapter or modem is being installed (e.g., the parallel port, PCMCIA, or CardBus slot). While the Company's leading products are designed to operate with the major operating systems, including Microsoft Windows 95, Windows NT and Windows 3.1, the Company has also developed Driver Development Kits that include a library of software interfaces and source code examples to substantially reduce the time required for other network operating system vendors to develop drivers for Xircom products. The Company believes that its family of external LAN adapter products incorporates software drivers for a broader range of computers and network operating systems than any other family of external LAN adapters commercially available.

Some of the Company's technical advancements and accomplishments since 1989 include:

o   Pioneered the use of the PC parallel port for LAN connectivity;
o Participated with Zenith Data Systems and Intel Corp. in the development of Enhanced Parallel Port ("EPP") technology;
o   Was first to ship an Ethernet PCMCIA/PC Card LAN adapter;
o Was first to ship a parallel port modem, which offers higher throughput than a serial port modem;
o   Was first to ship a PC Card combining a LAN adapter and a modem;
o Was first to incorporate full-duplex Ethernet technology in its PC Card LAN adapters, which offers up to twice the data throughput on an Ethernet network;
o Developed the first wireless LAN adapter fully contained in a PC Card (with no external circuitry);
o   Was first to incorporate and ship 100 Mbps Ethernet technology in a PC
    Card;
o Was first to ship a 32-bit CardBus adapter for connecting CardBus-equipped notebook computers to 10 Mbps and 100 Mbps networks.

The June 1995 acquisition of PRI provided the Company with faster entry to an emerging market for ISDN products. PRI developed ISDN protocol software, called Instant ISDN, with an open application programming interface, to simplify the incorporation of their ISDN products into other OEM solutions.
PRI also provided experience in gaining approvals for the sale of ISDN products and technology ("homologation") in Europe, Japan and Canada. Xircom has adopted a Distributed Development Environment ("DDE") to facilitate the remote physical location of some of its engineers. DDE provides structured development methodologies and high-speed network links into Xircom's corporate development network. A key component of DDE is the use of Xircom's products by the engineers that develop and support them. It is believed that DDE results in increased productivity and retention of key employees. At this time program participants include engineers located in Austin, Texas; Provo, Utah; and Kontich, Belgium.

RESEARCH AND DEVELOPMENT

The market for the Company's products is characterized by rapidly changing technology, short product life cycles and evolving industry standards. The Company believes that technical innovation in its products is required to make them more desirable than other portable LAN connectivity solutions. The Company's expertise lies in developing small form factor products which require a high degree of electronic component integration and careful circuitry design. In addition, use of Application Specific Integrated Circuits ("ASIC") reduces the number of semiconductor devices required in the Company's products resulting in lower manufacturing cost and higher product reliability. Because of the many variations of portable PCs that the Company's products are installed in, the Company's ASIC devices are designed so that they can be automatically reconfigured upon initialization by the Company's proprietary software.

The Company also utilizes flash programmable memory in all of its products to allow certain changes, enhancements or error corrections to be implemented through a software download by the user.

The Company's current research and development efforts include ongoing feature enhancement and cost reduction of current products, continued development of higher-speed PC Cards, enhancement of remote access server products in both ISDN and analog formats, and support for the Company's OEM customers.

The Company has participated in leading industry standards committees, including executive membership in PCMCIA, and steering committee membership of the Gigabit Ethernet Alliance. Other standards activities include participation in Institute of Electronic and Electrical Engineers ("IEEE") committees 802.3u for 100Mb Ethernet and 802.3z for 1Gb Ethernet LANs. In the Wide Area Networking ("WAN") arena, Xircom participates in the Portable Computer and Communications Association ("PCCA") and the International Telecommunications Standards Users Group ("ITSUG") GSM working party. Xircom is also a voting member of the European Telecommunications Standards Institute ("ETSI").

Approximately 11% of the company's 770 employees were engaged in research and development activities as of September 30, 1996. During fiscal years 1996, 1995 and 1994, the Company incurred research and development expenditures of $12,874,000, $13,806,000 and $11,613,000, respectively.

MARKETING

The Company sells its products primarily through domestic and international distributors. U.S. distributors include major national distributors of computers and networking equipment such as Ingram Micro Inc., Tech Data Corporation and Merisel, Inc., and national reseller organizations such as MicroAge, Inc., Vanstar Corporation and IE Advanced Systems, Inc. The Company also sells directly to major domestic retail chains, such as CompUSA and CDW Computer Centers, to portable computer manufacturers and to a number of ISDN product OEM customers.

Internationally the Company sells products through a worldwide network of distributors. In fiscal 1996, 1995 and 1994, international sales (sales to customers outside the U.S.) comprised 40%, 43% and 39%, respectively, of total net sales. All international sales are denominated in U.S. dollars and may be subject to government controls and other risks, including, in some cases, export licenses, federal restrictions on export, currency fluctuations, political instability, trade restrictions, and changes in tariffs and freight rates. The Company has experienced no material difficulties to date as a result of these factors.

Xircom generally seeks to develop the markets for its products through marketing programs that promote end-user demand. The Company generates brand recognition through trade advertising, participation in trade shows and public relations activities. The Company has a field sales organization and has expanded its inside sales/telemarketing function to create demand by calling directly on resellers, VARs and end-users. The Company also has field sales persons and support engineers to sell its products to OEMs.

BACKLOG

The Company manufactures its products to its forecast of near-term demand and maintains inventories of finished goods and top-level subassemblies to satisfy customer orders. Product shipments are generally made within six weeks after receipt of orders although some OEM customers submit orders for scheduled deliveries over a longer period. Orders from distribution customers are cancelable without penalty and OEM customers may reschedule or cancel orders outside a certain minimum time period. Accordingly, the Company generally does not seek to maintain any significant backlog, and backlog was not significant at September 30, 1996 or 1995.

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

The Company's direct competition for parallel port LAN adapters has primarily come from a small number of privately held companies, and Xircom has maintained a dominant market share in this market segment (i.e., over 65%). This market has, however, declined significantly as PC Cards have become the dominant means of network connectivity for portable and notebook uses. The PC Card LAN adapter market has become significantly more competitive, and the Company has a number of competitors that have substantially greater development, manufacturing and marketing resources and market presence than Xircom, including Fujitsu Microelectronics, Inc., International Business Machines Corp.
(IBM), Motorola Inc., 3Com Corporation (3Com) and U.S. Robotics Inc., including its Megahertz brand (collectively "U.S. Robotics"). Other manufacturers of desktop LAN adapters offering PC Card adapters include Standard Microsystems Corporation, Madge Networks Limited and Olicom A/S. In the multifunction PC Card market (Ethernet+Modem), the Company's most significant current competitors are 3Com and U.S. Robotics, although other smaller companies, including Ositech Communications Inc. and New Media, also offer Ethernet+Modem PC Cards. In addition, the Company is likely to experience additional competition from other large companies that address other segments of the PC Card market.

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

Over the last several years, the increased competition in the PC Card LAN market and the shift from the parallel port to PC Card form factor for portable LAN adapters has resulted in a decline in overall market share and lower standard gross profit margins for the Company.

In the modem-only PC Card market, the competition is significant. U.S. Robotics holds a majority market share for PC Card modems and controls a design feature called X-Jack which integrates the RJ-11 phone jack into the PC Card case. Other competitors in this market include Hayes Microcomputer Products, Boca Research, TDK Systems, and many others, including manufacturers who may hold leading or significant market shares within specific countries. Xircom believes that it can continue to leverage its engineering, sales and manufacturing resources with its V.34 and V.34-1996 PC Card modems because of its modem technology and market recognition with its Ethernet+Modem PC Card products. In addition, because nearly all portable PCs utilize a modem, there may be a greater likelihood that modem functionality could be included by the PC manufacturers, and some models include modems today. However, the Company believes that just as for LAN adapters, standard expansion slots like PCMCIA that allow the users of the PCs more flexibility in choice of modems and upgradeability as the technology advances will be a standard for some time to come. In addition, the Company has achieved significant market share in the combination Ethernet+Modem market segment and expects to offer other multifunction cards in the future as a way of differentiating its modem products.

The Company competes directly with a wide variety of vendors offering remote access solutions. In ISDN, direct competitors include small, ISDN-focused manufacturers as well as divisions of larger, well-established companies such as 3Com and U.S. Robotics. For the MultiPort Modem Card, direct competition is primarily from RS232 interface board manufacturers such as Digi International Inc., which provides low-cost serial port cards that end users or integrators use with standard external modems. Indirect competitors such as Shiva Corp. and Ascend Communications, Inc., currently dominate the remote access market by providing stand-alone products that do not require integration with other hardware or software. In addition, major internetworking vendors including Cisco Systems, Inc., Bay Networks, Inc. and Cabletron Systems, Inc. have added remote access solutions. All of these indirect competitors have substantially greater development and marketing resources than the Company.

MANUFACTURING

The Company believes that high-volume, low-cost manufacturing has become an important capability to compete effectively in the PC Card market. As a result, the Company commenced in-house manufacturing in September 1995 and now builds all of its PC Card adapters at its facilities in Penang, Malaysia. The Company purchases most key components in Penang directly from third-party suppliers with local representation. The Company inspects these components for quality and performs final assembly, test, packaging and shipping in Penang.

Although the Company generally uses standard parts and components for its products, certain key components used in the Company's products are currently available from only one source, and others are available from a limited number of sources. Components currently available from one source include a proprietary Ethernet chipset (used in the Pocket Ethernet Adapter) purchased from Fujitsu Microelectronics, proprietary Ethernet chipsets (used in the CreditCard Ethernet Adapter) fabricated by Symbios Logic and Atmel Corp., a Token Ring chipset from Texas Instruments, an AT&T modem chipset (used in the modem and Combo products) and a standard Motorola microprocessor (used in the modem and Combo products). In addition, other components, including other semiconductor devices, transformers and plastic and metal product housings, are available or acquired from a single source or a limited number of sources. Although the Company has not experienced any significant parts shortages over the past year, many of these components require long-lead purchase orders so that flexibility to change order quantities due to changes in demand is limited. Inability to obtain sufficient supplies of these components or develop alternative sources as needed could have a material adverse effect on the Company's operating results.

PROPRIETARY RIGHTS AND LICENSES

The Company seeks to protect its intellectual property rights in certain of its products and technologies through patents, copyrights, trade secrets, and trademarks. The Company holds United States patents on certain technologies incorporated in several of the Company's parallel port products. Other U.S. patent applications relating to current research and development efforts of the Company are in progress. The Company regularly evaluates the applicability of its parallel port adapter and parallel port modem patents to other products of third parties. The Company has several license agreements with third parties granting rights related to the Company's parallel port adapter technology in return for royalty payments or cross-licensing of technology of the licensee. The Company also seeks to protect its proprietary rights through a combination of employee and third-party nondisclosure agreements.

EMPLOYEES

As of September 30, 1996, the Company employed a total of 770 persons, including 200 in sales, marketing and customer support; 85 in engineering and product development; 440 in operations; and 45 in finance and other administrative areas.

The Company's success depends on its continued ability to attract and retain qualified personnel. Competition for such personnel in the computer networking industry is intense and the Company must provide competitive salary, stock incentive and benefit packages to attract such personnel. The Company has development activities in Thousand Oaks, California; Salem, New Hampshire; and Kontich, Belgium. None of the Company's employees is represented by a collective bargaining arrangement. The Company believes that its relations with its employees are good.

FACTORS AFFECTING STOCK PRICE

The market price of Xircom's common stock may fluctuate substantially over short periods of time due to a number of factors, including those factors that could affect Xircom's future financial performance as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 17 to 24 of this document. The price may also be affected by factors which influence the overall market for stocks or the market for stocks of high-technology companies in particular.

MANAGEMENT

The following sets forth certain information with respect to the executive officers of the Company and their ages as of December 1, 1996.

         Name                              Age              Position
         ----                              ---              --------
         Dirk I. Gates                     35               Chairman of the Board,
                                                            President and Chief Executive Officer

         Robert W. (Sam) Bass              50               Vice President, Worldwide Operations

         Kenneth W. Bauer                  47               Vice President, Human Resources

         Thomas V. Brown                   54               Vice President, Corporate
                                                            Communications

         Scott A. Coleman                  37               Senior Vice President, Americas
                                                            Sales and Marketing

         Steven F. DeGennaro               33               Vice President, Finance and
                                                            Chief Financial Officer

         Marc M. Devis                     36               Senior Vice President, Europe and Asia-
                                                            Pacific Sales and Marketing

         Randall H. Holliday               47               General Counsel and Secretary

         William F. Rosenberger            47               Vice President, Xircom; President,
                                                            Netaccess, Inc.

         Carl E. Russo                     40               Executive Vice President and
                                                            General Manager

Mr. Gates has served as Chairman of the Board of the Company since January 1995 and as President and a Director of the Company since its incorporation in November 1988. He has also served as Chief Executive Officer since October 1991.

Mr. Bass has served as Vice President, Worldwide Operations of the Company since January 1992. From September 1990 until joining the Company, Mr. Bass served as Vice President, Operations of Fibermux Corporation, a provider of intelligent hubs to the LAN market.

Mr. Bauer has served as Vice President, Human Resources of the Company since December 1995. From 1994 until joining the Company, Mr. Bauer served as Vice President, Human Resources of L.A. Gear, a footwear manufacturer. From 1984 to 1994, he held a variety of Human Resource management positions with ARCO Products Company, a company which refines, transports and markets petroleum and petroleum products.

Mr. Brown has served as Vice President, Corporate Communications of the Company since February 1991 and also served as Vice President, Marketing of the Company from November 1994 to August 1996.

Mr. Coleman has served as Senior Vice President, Americas Sales and Marketing since August 1996. From 1985 to August 1996, Mr. Coleman held various senior sales positions with Apple Computer, Inc., a designer and manufacturer of microprocessor-based personal computers and related personal computer products, most recently as Eastern Regional Manager.

Mr. DeGennaro has served as Vice President, Finance and Chief Financial Officer of the Company since June 1996. He had previously served from May 1995 to June 1996 as Vice President, Finance and Chief Accounting Officer and previously since January 1994 as Corporate Controller and Chief Accounting Officer. Prior to joining the Company in 1993, Mr. DeGennaro was a senior manager at KPMG Peat Marwick, a big-six accounting firm. Mr. DeGennaro is a CPA.

Mr. Devis has served as Senior Vice President, Europe and Asia-Pacific Sales and Marketing since August 1996 and Vice President, Europe and Asia-Pacific Sales and Marketing since January 1995. He had previously served, since June 1991, as Managing Director of Xircom Europe N.V.

Mr. Holliday has served as General Counsel of the Company since January 1995. In December 1993, Mr. Holliday joined the Company as Corporate Counsel. From March 1990 to December 1993, Mr. Holliday was Division Counsel of Abex Aerospace Division, Pneumo Abex Corporation, an aircraft hydraulic components manufacturer.

Mr. Rosenberger has served as President of Netaccess, Inc. (a wholly-owned subsidiary of the Company) and a Vice President of the Company since the formation of Netaccess, Inc. in September 1996. Since January 1996, he served as Vice President and General Manager, Systems Products of the Company. Prior to joining the Company, Mr. Rosenberger served as Vice President of Sales and Marketing for Arity Corporation, a spin-off of Lotus Development which launched a data base management system, from May 1995 to October 1995. From September 1994 to April 1995, Mr. Rosenberger was an independent consultant and from 1993 to September 1994 served as General Manager and Director of Business Development for ACSYS Incorporated, a wholly-owned subsidiary of AMP Incorporated, a provider of LAN products and services. From 1990 to 1993, Mr. Rosenberger served as President and Chief Executive Officer of Netronix, a research and development firm for LAN technology.

Mr. Russo has served as Executive Vice President and General Manager since April 1995. From January 1994 to March 1995, Mr. Russo held executive positions at Network Systems Corporation, a manufacturer of high-speed networking equipment and software, most recently as Senior Vice President, Channel Networking Group. From 1991 until 1993, Mr. Russo served as President of FTR, Inc., a professional motor sports team, which filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code in December 1993. From 1985 until 1991, Mr. Russo held executive positions at AT&T Paradyne, a manufacturer of wide area networking products, most recently as Vice President and General Manager, Data Networking Products.

ITEM 2.    PROPERTIES

The Company's headquarters are located in 87,000 square feet of a leased facility in Thousand Oaks, California. This facility accommodates corporate administration, engineering, marketing, sales and customer support. Distribution is conducted in a portion of an adjacent 50,000 square-foot leased facility. The Company also leases a facility that accommodates its Netaccess subsidiary in Salem, New Hampshire; a manufacturing and distribution facility in Penang, Malaysia; facilities for its European subsidiaries in Kontich, Belgium; Paris, France; Basingstoke, England; Grassbrunn, Germany; and Stockholm, Sweden; and facilities for its Asia-Pacific sales and marketing operations in Singapore and Sydney, Australia. The Company believes its existing facilities are adequate for its current needs and additional facilities proximate to its existing facilities are available for lease to meet future needs.

Financial information regarding leases and lease commitments are contained in Note Ten of Notes to Consolidated Financial Statements on page 37 of this document.

ITEM 3.    LEGAL PROCEEDINGS

No material legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Xircom Common Stock began trading on The Nasdaq Stock Market on March 31, 1992 under the symbol XIRC. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends for the foreseeable future. Under the terms of the Company's credit agreement, it is prohibited from declaring or paying dividends without the prior consent of the lender. As of November 25, 1996, there were 295 holders of record of the Company's Common Stock.

                 FISCAL 1996                                HIGH                       LOW
                 -----------                                ----                       ---
                 FIRST QUARTER                        $     14-3/8               $     8-7/8
                 SECOND QUARTER                             14-1/4                     9-1/2
                 THIRD QUARTER                              17-1/2                    11-1/8
                 FOURTH QUARTER                       $         17               $    11-1/4

                 Fiscal 1995                                High                       Low
                 -----------                                ----                       ---

                 First quarter                        $     23-1/2               $        16
                 Second quarter                                 19                    13-1/4
                 Third quarter                              14-1/4                    10-1/8
                 Fourth quarter                       $     15-3/8               $         9

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected balance sheet and statement of operations data as of and for the fiscal years ended September 30, 1992 through 1996.

(In thousands, except per share amounts)                  1996          1995           1994           1993         1992
------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
    Net sales                                      $   193,306    $  126,565     $  131,580     $   82,212  $    59,083
    Cost of sales                                      122,658        86,080         63,964         38,093       27,440
------------------------------------------------------------------------------------------------------------------------
    Gross profit                                        70,648        40,485         67,616         44,119       31,643
    Research and development expenses                   12,874        13,806         11,613          6,882        3,908
    Sales and marketing expenses                        36,762        38,704         25,194         17,105       14,817
    General and administrative expenses                  9,327         8,092          5,491          5,073        3,391
    In-process research and development
         and other nonrecurring charges (1)              1,505        46,126              -              -            -
------------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                             10,180       (66,243)        25,318         15,059        9,527

    Other income (expense), net                       (  1,332)          439        (   175)           760           90
------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes                    8,848       (65,804)        25,143         15,819        9,617

    Income tax provision (benefit)                       2,896       ( 7,000)         9,231          6,169        3,560
------------------------------------------------------------------------------------------------------------------------
    Net income (loss) (1)                          $     5,952    $  (58,804)    $   15,912      $   9,650  $     6,057
------------------------------------------------------------------------------------------------------------------------
    Net income (loss) per share (1)                $       .30    $  (  3.44)    $      .95      $     .59  $       .41
BALANCE SHEET DATA
    Working capital                                $    43,477    $   28,246     $   72,590      $  57,759  $    47,300
    Total assets                                   $   108,797    $   88,742     $  101,015      $  75,267  $    57,043
    Long-term obligations,
     net of current portion                        $     1,860    $      631     $      134      $     793  $     1,181
    Shareholders' equity                           $    65,603    $   53,095     $   82,115      $  62,530  $    49,569
========================================================================================================================

(1) Fiscal 1996 includes $1,505 ($1,023 net of tax benefit) or $.05 per share for loss on sale of Netwave product line. Fiscal 1995 includes $46,126 ($43,942 net of tax benefit) or $2.57 per share for write-off of in-process research and development and other nonrecurring charges.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the trend analysis and other forward-looking statements contained herein, as a result of the risk factors set forth below and elsewhere in this report.

RESULTS OF OPERATIONS

            (in thousands)                         1996          CHANGE           1995          Change          1994
------------------------------------------------------------------------------------------------------------------------
            Net sales                            $193,306          53%          $126,565         (4%)         $131,580

NET SALES - 1996 VERSUS 1995

PC CARD AND PARALLEL PORT PRODUCT SALES. Net sales increased 53% to $193.3 million in fiscal 1996 from $126.6 million in fiscal 1995 primarily due to increased net sales of LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") (collectively "client products"), which connect portable PCs to networks, the Internet and on-line services (such as America Online). Net sales of client products increased 40% to $165.1 million in 1996 from $117.8 million in 1995 primarily due to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of its client products by its distributors in each of the last five quarters. The growth in channel sell-through may be indicative of several factors: an increased growth rate in shipments of portable PCs, which in turn require network connections; a more competitive pricing strategy first adopted by the Company during fiscal 1995; continuing increased market acceptance of the Company's third-generation Combo card, which was introduced in July 1995; and increased sales of the Company's modem-only PC Card product, which was introduced in September 1995. Unit shipments of client products increased 60% in 1996 over 1995 but average selling prices declined due to increased competition in the PC Card LAN adapter market and to the continued shift in product mix to PC Card versions from higher-margin parallel port versions. The Company's Credit Card Ethernet+Modem and CreditCard Ethernet Adapter accounted for 38% and 32%, respectively, of 1996 sales and 23% and 29%, respectively, of 1995 sales.

NETACCESS PRODUCT SALES. The Netaccess family of products includes remote access server products sold to original equipment manufacturers ("OEMs") and through two-tier distribution channels. Netaccess products increased to 14% of net sales in 1996 from 5% of net sales in 1995. The Company believes revenues from Netaccess products will increase in fiscal 1997 due in part to a growing customer base and the reintroduction of the MultiPort Modem product line in late fiscal 1996. The Netwave wireless LAN product line, which was sold in August 1996, accounted for 1% of net sales in 1996 and 2% of net sales in 1995.

INTERNATIONAL SALES. Total international sales (shipments to customers located outside the U.S.) decreased as a percentage of total sales to 40% in 1996 from
43% in 1995.   However, international sales of PC Cards increased as a
percentage of total PC Card sales to 46% in 1996 from 44% in 1995. PC Card sales in Europe and Asia-Pacific grew at a faster rate than in the U.S. during 1996 primarily because of greater market growth in Asia and shorter delays in 1996 as compared to 1995 between initial shipment of new products in the U.S and the shipment of internationally approved versions of such products.

NET SALES - 1995 VERSUS 1994

Net sales decreased in 1995 compared to 1994 due primarily to the Company's efforts to reduce channel inventories that had built up in the second half of fiscal 1994 and the first half of fiscal 1995 and due to a loss of market share in the PC Card market. Unit sales of LAN adapter products increased only 3% in 1995 compared to 1994. In addition, overall average selling prices in 1995 declined 13% from 1994 due primarily to the increased competition in the PC Card LAN adapter market and to a shifting mix of products from parallel port versions to PC Card versions. The decline in average selling price was partially offset by an increase in 1995 in revenues derived from the higher-priced combination Ethernet+Modem products, which were originally introduced in February 1994.

               (in thousands)                        1996           CHANGE          1995          Change          1994
------------------------------------------------------------------------------------------------------------------------
              Gross profit                         $ 70,648          75%          $ 40,485         (40%)        $ 67,616
              Percentage of net sales                36.5%                         32.0%                          51.4%

Gross profit consists of net sales less cost of sales, which includes product costs (materials, labor, manufacturing overhead and royalty payments to licensers of software incorporated into the Company's products) and provisions for excess and obsolete inventory and warranty expense. The increase in gross profit as a percent of net sales in 1996 compared to 1995 was primarily attributable to increased revenue and the resulting decrease in fixed costs as a percentage of total cost of sales, as well as the favorable impact of cost reduction efforts including the successful transition of all the Company's PC Card production to its own manufacturing facility in Penang, Malaysia. These positive margin impacts were partially offset by the increased portion of sales represented by PC Card products, which have lower gross profit margins than the Company's parallel port products, and to selling price reductions on PC Card products. In addition, start-up expenses related to the Malaysian manufacturing facility had a negative impact on gross margins in the first half of fiscal 1996. While the in-house manufacturing facility is expected to continue to have a positive impact on cost reduction efforts, the proportion of revenues derived from the Combo and modem-only PC Cards, which have lower gross profit margins compared to LAN PC Cards and Netaccess products, have negatively impacted overall gross margins and may continue to offset improvements from manufacturing and design efficiencies if such revenue mix changes continue. In addition, cost reduction could be offset by continued pricing pressure.

The decline in gross profit as a percent of net sales in 1995 compared to 1994 was primarily attributable to product mix changes toward PC Card products as well as competitive selling price reductions on PC Card products. Lower-than-expected revenues and the resulting greater portion of fixed costs in relation to total cost of sales also contributed to the decline in gross profit margins. The 1995 results also include an $8.7 million inventory reserve charged to cost of sales, related primarily to excess wireless LAN and remote access products.

              (in thousands)                         1996           CHANGE          1995          Change          1994
------------------------------------------------------------------------------------------------------------------------
              Research and     development         $ 12,874         (7%)          $ 13,806          19%          $ 11,613
              Percentage of net sales                   6.6%                          10.9%                           8.8%

Research and development expenses decreased in 1996 in absolute dollars as a result of more focused product development efforts, including reduced spending on NetWave products, and decreased significantly as a percentage of sales due to higher sales levels. Research and development expenses increased in 1995 in both absolute dollars and as a percentage of net sales as the Company expanded headcount and expenditures for engineering materials, equipment, software development and outside services, all related to the development of a significant number of new products. Although the Company has reduced the planned breadth of certain product line expansion efforts, total expenditures for research and development expenses are likely to increase in 1997 as compared to 1996 in both absolute dollars and as a percentage of net sales, due to planned expenditures on product enhancements and new product introductions.

(in thousands)                         1996           CHANGE          1995          Change          1994
----------------------------------------------------------------------------------------------------------
Sales and marketing                  $ 36,762         (5%)          $ 38,704          54%         $ 25,194
Percentage of net sales                19.0%                         30.6%                          19.2%

Sales and marketing expenses decreased in 1996 from 1995 as a result of consolidation of certain sales operations, reduced overall promotional spending due to a more focused product line, and reduced headcount through employee attrition. Sales and marketing expenses increased substantially in 1995 as compared to 1994 primarily due to additions in sales and marketing personnel, additional advertising for new products, and higher promotional expenditures related to increased competition in the PC Card market, efforts to reduce higher-than-normal levels of channel inventories, and activities to launch new remote access and wireless LAN products. Sales and marketing expenses for fiscal 1997 are currently expected to increase in absolute dollars to support planned new product introductions.

(in thousands)                           1996          CHANGE          1995          Change          1994
----------------------------------------------------------------------------------------------------------
General and administrative             $  9,327         15%          $  8,092         47%         $  5,491
Percentage of net sales                     4.8%                          6.4%                         4.2%

General and administrative expenses increased in each of 1996 and 1995, primarily due to continued expansion of information systems hardware and software and amortization of goodwill and other intangible assets related to the acquisition of PRI. Amortization included in general and administrative expenses totaled $1,556,000 and $519,000 in 1996 and 1995, respectively. It is currently expected that general and administrative expenses will increase in absolute dollars in fiscal 1997 to support growth within the overall organization.

(in thousands)                         1996           CHANGE          1995          Change          1994
----------------------------------------------------------------------------------------------------------
In-process research and
   development and other
   nonrecurring charges           $  1,505            (97%)     $  46,126            N/A           $  -
Percentage of net sales                0.8%                          36.4%                            -

Nonrecurring charges of $1,505,000 ($1,023,000, net of tax benefit of $482,000) in 1996 related to the sale of the Netwave product line. Nonrecurring charges of $46,126,000 ($43,942,000, net of tax benefit of $2,184,000) in 1995 consisted primarily of write-offs of $40,000,000 of in-process research and development purchased from PRI that had not yet reached technological feasibility and accordingly was charged to the Company's operations. Additional nonrecurring charges in 1995 related to the sale of certain assets, the write-off of lease obligations on excess and idle facilities, and severance payments related to a reduction in workforce.

TOTAL OPERATING EXPENSES. Excluding nonrecurring charges, total operating expenses were $58,963,000 in 1996 compared to $60,602,000 in 1995 (a 3%
decrease). Such decrease was primarily due to more focused product development activities, a reduction in certain promotional spending and reduced headcount through employee attrition. Excluding nonrecurring charges, total operating expenses in 1995 increased by 43% compared to 1994 due to the significant expansion of the Company's product offerings and the acquisition of PRI in June 1995. Product line expansion efforts required more development expenditures as well as significant increases in sales and marketing expenditures.

 (in thousands)                        1996           CHANGE          1995          Change          1994
----------------------------------------------------------------------------------------------------------
Other income (expense),
   net                           $  (1,332)           (403%)         $439             N/A        $ (175)
Percentage of net sales               (0.7%)                          0.3%                         (0.1%)

Net other income or expense includes interest income from the investment of available cash, early payment discounts earned by the Company offset by early payment discounts taken by customers, foreign currency transaction gains or losses, and interest expense on notes payable and capital leases.


Interest income was $473,000, $1,700,000 and $1,562,000 in 1996, 1995 and 1994,
respectively. The net other expense for 1996 as compared to net other income earned for 1995 was due primarily to lower interest income and higher interest expense in 1996 as a result of reduced cash balances and borrowings under credit facilities. Interest expense is expected to increase in 1997 as a result of borrowings required to fund capital expenditures. Net other expense in 1994 includes a charge of $575,000 for the early termination of the lease on the Company's previous corporate headquarters facility.

(in thousands)                         1996           CHANGE          1995          Change          1994
----------------------------------------------------------------------------------------------------------
Income taxes provision (benefit)   $  2,896            N/A       $ (7,000)            N/A       $  9,231
Effective tax    rate                  32.7%                         10.6%                          36.7%

The Company's effective tax rate in 1996 was comprised of a 32% rate for profitable operations in the last three quarters of 1996 and a 25.6% tax benefit related to a pre-tax loss recorded in the first quarter of 1996. The Company's effective tax benefit in 1995, notwithstanding the net loss incurred, was due to the nondeductibility of the in-process research and development write-off and goodwill amortization from the acquisition of PRI. The Company estimates that its effective tax rate will decrease in 1997 as compared to 1996 primarily due to benefits from the tax holiday status of the Company's operations in Malaysia.

Excluding nonrecurring charges, net income and net income per share for 1996 was $6,975,000 and $0.35, respectively, compared to net loss and net loss per share for 1995 of $14,862,000 and $0.87, respectively.

RISK FACTORS

The market for portable PC LAN adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card (originally "PCMCIA") LAN adapters in 1993. Companies with greater name recognition in the PC, desktop LAN adapter and PC Card modem industries and with greater financial resources now have a significant presence in the PC Card adapter market. As a result, the Company's net sales and gross profit margins have been and could continue to be adversely impacted by several competitive factors, including increased price competition, new product introductions by competitors, promotional efforts by competitors, any reduction in the Company's percentage market share of the PC Card adapter markets, and the levels of inventories in the Company's distribution channels. Although competition is expected to remain intense, the Company believes its share of the PC Card LAN adapter market stabilized in 1996, primarily because of a more competitive pricing strategy for PC Card products adopted during fiscal 1995, the success of its combination Ethernet LAN and Modem PC Card, and the introduction of several new PC Card products in late fiscal 1996, including the Company's Fast Ethernet PC Cards which began shipments in June 1996, its CardBus Ethernet adapter which began shipping in October 1996, and its fourth-generation Combo cards which began shipping in September 1996.

The Company believes that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive for the long-term and thus could continue to result in lower gross profit margins than the Company has earned from such products in the past. The Company believes its current product costs are competitive, and continues to redesign its products for cost savings. In addition, the Company's manufacturing facility, which began volume production in early fiscal 1996 and is now producing all of the Company's PC Card products, is operating at a greater efficiency level than in the first half of fiscal 1996. However, there can be no assurances that cost reductions achieved through increased manufacturing efficiencies will keep pace with competitors' cost reductions or will be sufficient in the event of anticipated competitive price reductions to allow price reductions required to maintain or increase market share without adversely affecting gross profit margins.

The Company generally ships products within one to six weeks after receipt of orders and therefore its sales backlog is typically minimal. Accordingly, the Company's expectations of future net sales are based largely on its own estimate of future demand and not on firm customer orders. If net sales do not meet expectations, the Company may not be able to reduce expenses commensurately in the near-term, and profitability would be adversely affected.

The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. At the end of September 1996, the Company believes its distributors had what the Company considers to be normal levels of inventory overall. However, there can be no assurance that distributors will not choose to reduce inventory levels nonetheless, which would adversely affect net sales.

There can be no assurances that new products that the Company may introduce will achieve market acceptance or sell through to end users in sufficient quantities to make them viable for the long-term. In addition, the Company may have difficulty in establishing its presence in markets in which it does not have significant brand recognition, such as remote access.

The Company introduced a line of modem-only PC Card products late in fiscal 1995, utilizing existing technologies from its Combo cards and modem-based remote access products. While the PC Card modems generally have lower gross profit margins than PC Card LAN adapters, increased sales volume from modems would have a positive impact on coverage of fixed manufacturing costs, which in time could partially offset the generally lower margins on modem products. While product areas such as remote access and ISDN are expected to contribute higher gross profit margins, any sales growth achieved in these areas may not exceed sales growth, if any, in PC Card products, and therefore any positive impact on overall gross margins may be limited.

Because all PC Card products are being manufactured at the Company's own facilities, interruptions in supply of products could occur if the Company is unable to accurately forecast or react to changes in product demand, which in turn could adversely affect future sales. Interruptions could also occur due to political or economic changes in Malaysia.

In summary, gross profit margins are impacted by a number of factors, including the rate of sales growth, competitive pricing pressures, the mix of product sales, component and manufacturing costs, and shipment of new products, which often have lower margins until market acceptance and increased volumes permit component cost reductions and manufacturing efficiencies. Frequent product transitions also increase the risk of inventory obsolescence and interruptions of sales.

Historically, Netaccess (and previously PRI) has focused its sales and development efforts on the OEM market and has recorded limited sales to date in the end-user market. There can be no assurances that the Company will be able to successfully develop the end-user market for ISDN products or be able to compete effectively with other companies that have significantly greater resources than the Company and which have recently entered the ISDN market.

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

The Company is aware that competitors have duplicated certain functionality of the Company's products. There can be no assurance that the Company's patents, copyrights, trademarks and other efforts to protect its intellectual property will prevent duplication of the Company's technology or that they will provide a competitive advantage. The Company is also aware that there can be no assurance that a patent issued to the Company would be upheld as valid if litigation over a patent were initiated. The Company believes that, due to the rapid pace of technological change in the LAN communications industry, the Company's success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service than legal protection of the Company's proprietary rights.

With the proliferation of new products and rapidly changing technology in the PC Card and remote access server markets, there is a significant volume of patents or similar intellectual property rights held by third parties. Given the nature of the Company's products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties. These risks may include the following: the cost of licensing a given technology if the Company believes it may be prudent to secure such rights; the claimant may not offer such a license on terms acceptable to the Company; the cost of litigation or settlement of such claims could be substantial regardless of the merits of the allegations; the Company may not prevail in the event of litigation; if the Company did not prevail in litigation, it could be required to pay significant damages, and/or to cease sales and production of infringing products, and only make future sales of a noninfringing design. Such a claim was asserted in March 1996 in relation to the Company's CreditCard Ethernet products. Based on the specific allegations made, the facts known at this time, and the investigation and evaluation by the Company and its outside intellectual property counsel regarding the allegations, management does not currently believe that this matter will have a material adverse effect on the Company's financial condition or results of operations in the event that the third party continues to pursue this matter.

The Company currently includes software licensed from third parties in certain of its Ethernet+Modem, modem-only, Token Ring and remote access products, which, in the aggregate, accounted for 64% of revenues in fiscal 1996. The Company's operating results could be adversely affected by a number of factors relating to this third-party software, including failure by a licensor to promote or support the software, delays in shipment of the Company's products as a result of delays in the introduction of licensed software or errors in the licensed software, excess customer support costs or product returns experienced by the Company due to errors in licensed software, or termination of the Company's relationship with such licensors.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities provided cash of approximately $3.1 million in 1996, primarily as a result of income from operations and income tax refunds received offset in part by increases in accounts receivable and inventory and a decrease in accounts payable and accrued liabilities. The Company's capital expenditures of $9.5 million were for leasehold improvements at new facilities, equipment related to increased headcount, manufacturing equipment and leasehold improvements at the Malaysian manufacturing facility, and information systems hardware and software. The Company has no material fixed commitments for capital expenditures but is evaluating a lease versus buy decision for its Malaysian manufacturing facility. If the Company purchases the facility, it would result in an increase in capital expenditures of approximately $6.0 million and the issuance of long-term debt to finance the purchase.

The Company has a domestic credit facility that permits borrowings up to $15.0 million at the prime rate plus 1-1/4% (9-1/2% at September 30, 1996). Advances under the agreement are based on eligible accounts receivable and inventories and are secured by all U.S.-based assets of the Company. As of September 30, 1996, there was $2,500,000 outstanding under this agreement, which expires in December 1996. The Company also has a credit facility in

Malaysia totaling $10.8 million with interest rates ranging from 1% to 1-1/2% over the bank's reference rate (9.5% to 10.0% at September 30, 1996). As of September 30, 1996, there was $3,834,000 outstanding under both the revolving credit and term loan provisions of this facility and $2,000,000 in demand notes outstanding under this agreement. The Company had approximately $10,578,000 in borrowings available under its credit facilities as of September 30, 1996. The Company expects to replace its domestic credit facility with a new facility for at least the same amount and at terms similar to or more favorable than its existing facility.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                  XIRCOM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


(In thousands, except per share information)

Fiscal Years Ended September 30                                          1996               1995               1994
-------------------------------------------------------------------------------------------------------------------
Net sales                                                          $ 193,306           $ 126,565          $ 131,580
Cost of sales                                                        122,658              86,080             63,964
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                          70,648              40,485             67,616
Operating expenses:
    Research and development                                          12,874              13,806             11,613
    Sales and marketing                                               36,762              38,704             25,194
    General and administrative                                         9,327               8,092              5,491
    In-process research and development
         and other nonrecurring charges                                1,505              46,126                  -
-------------------------------------------------------------------------------------------------------------------
Total operating expenses                                              60,468             106,728             42,298
Operating income (loss)                                               10,180             (66,243)            25,318
Other income (expense), net                                           (1,332)                439               (175)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                      8,848             (65,804)            25,143
Income tax provision (benefit)                                         2,896              (7,000)             9,231
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                  $   5,952           $ (58,804)         $  15,912

Net income (loss) per share                                        $     .30           $   (3.44)         $    0.95

Weighted average shares outstanding                                   19,745              17,082             16,833
===================================================================================================================






                             See accompanying notes

                                  XIRCOM, INC.
                          CONSOLIDATED BALANCE SHEETS


(In thousands, except share and per share information)

September 30                                                                                1996               1995
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $    21,504        $    13,658
    Accounts receivable, net of allowances for sales returns
         and bad debts of $3,434 ($3,580 in 1995)                                         32,169             13,033
    Income tax receivable                                                                  2,652              8,362
    Inventories                                                                           17,277             17,067
    Deferred income taxes                                                                  7,048              9,017
    Other current assets                                                                   3,424              2,125
-------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      84,074             63,262
Equipment and improvements, net                                                           19,928             17,588
Other assets                                                                               4,795              7,892
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $   108,797        $    88,742
===================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Notes payable to bank                                                            $     5,100        $       600
    Accounts payable                                                                      12,613             18,561
    Accrued liabilities                                                                   20,362             14,313
    Current portion of long-term obligations                                               1,456                401
    Accrued income taxes                                                                   1,066              1,141
-------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 40,597             35,016
Long-term obligations                                                                      1,860                631
Deferred income taxes                                                                        737                  -
Commitments and contingencies
Shareholders' equity:
    Preferred Stock, 2,000,000 shares authorized, none issued                                  -                  -
    Common Stock, $.001 par value, 50,000,000 shares authorized;
         19,731,142 shares outstanding at September 30, 1996
         (18,926,030 in 1995)                                                                 20                 19
    Paid-in capital                                                                       83,221             76,666
    Accumulated deficit                                                                (  17,638)         (  23,590)
------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                65,603             53,095
-------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $   108,797        $    88,742
===================================================================================================================





                             See accompanying notes

                                  XIRCOM, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                       Retained
                                               Common Stock                            Unearned         Earnings
                                            -----------------          Paid-in         Stock         (Accumulated
(In thousands)                               Shares       Amount       Capital        Compensation      Deficit)   Total
------------------------------------------------------------------------------------------------------------------------
Balance at October 1, 1993                    15,669     $    16    $   43,359       $  (147)      $  19,302   $  62,530
Exercise of stock options                        447           -         1,590              -              -       1,590
Tax benefit related to employee
    stock options                                  -           -         1,936              -              -       1,936
Amortization of unearned
    stock compensation                             -           -             -            147              -         147

Net income                                         -           -             -              -         15,912      15,912
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1994                 16,116          16        46,885              -         35,214      82,115
Issuance of Common Stock for
    acquisition of PRI                         2,049           2        22,281              -              -      22,283
Value of options assumed in
    connection with acquisition of PRI             -           -         2,278              -              -       2,278
Issuance of Common Stock
    under Employee Stock
    Purchase Plan                                 58           -           684              -              -         684
Exercise of stock options                        703           1         2,843              -              -       2,844
Tax benefit related to employee
    stock options                                  -           -         1,695              -              -       1,695
Net loss                                           -           -             -              -      ( 58,804)    (58,804)
-----------------------------------------------------------------------------------------------------------------------

Balance at September 30, 1995                 18,926          19        76,666              -      ( 23,590)      53,095
Issuance of Common Stock
   under Employee Stock
   Purchase Plan                                 116           -           888              -              -         888
Exercise of stock options                        689           1         3,965              -              -       3,966
Tax benefit related to employee
   stock options                                   -           -         1,702              -              -       1,702
Net income                                         -           -             -              -          5,952       5,952
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1996                 19,731     $    20    $   83,221       $      -     $( 17,638)   $  65,603
========================================================================================================================





                             See accompanying notes

                                  XIRCOM, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


(In thousands)

Fiscal Years Ended September 30                                        1996               1995               1994
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
    Net income (loss)                                             $    5,952         $  (58,804)        $    15,912
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
Write off of in-process research
    and development                                                        -              40,000                  -

Loss on sale of Netwave product line                                   1,505                   -                  -

Depreciation and amortization                                          8,155               6,479              3,776

Deferred income taxes                                                  2,706              (3,760)            (1,280)

         Other                                                            12                 (24)              (219)

    Changes in assets and liabilities, net of
      the effect of acquisition and disposition:
         Accounts receivable                                         (19,136)              9,996             (7,381)
         Income tax receivable                                         5,710              (8,362)                 -

         Inventories                                                  (1,110)             (3,106)            (1,373)

         Prepaids and other current assets                            (1,299)                 96               (593)
         Accounts payable and accrued liabilities                     (1,039)             11,149              7,469
         Income taxes payable                                          1,627               1,892              1,410
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                    3,083              (4,444)            17,721
INVESTING ACTIVITIES
    Proceeds from sale of Netwave product line                         1,000                   -                  -
    Purchase of PRI, net of cash acquired                                  -             (24,387)                 -
    Purchases of short-term investments                                    -             (13,975)           (39,962)
    Proceeds from sale of short-term investments                           -              51,330             33,385
    Purchases of equipment and improvements                           (9,509)            (13,600)            (7,418)
    (Increase) decrease in other assets                                1,634                (175)              (433)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (6,875)               (807)           (14,428)
FINANCING ACTIVITIES
    Proceeds from issuance of common stock                             4,854               3,528              1,590
    Proceeds from issuance of debt obligations                         8,526               1,200                  -
    Repayment of debt obligations                                     (1,742)               (198)              (434)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             11,638               4,530              1,156
Net increase (decrease) in cash
    and cash equivalents                                               7,846                (721)             4,449
Cash and cash equivalents at beginning of period                      13,658              14,379              9,930
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $   21,504         $    13,658        $    14,379
===================================================================================================================


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

CASH AND CASH EQUIVALENTS All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest. Interest income totaled $473,000, $1,700,000 and $1,562,000 for fiscal 1996, 1995 and 1994, respectively, and is included in Other income (expense), net in the accompanying Consolidated Statements of Operations.

CONCENTRATION OF CREDIT RISK The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material bad debts or collection problems. As of September 30, 1996 and 1995, three customers accounted for a total of 32% and 15%, respectively, of total trade receivables.

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

INTANGIBLE ASSETS Included in Other assets in the accompanying Consolidated Balance Sheets are goodwill and other intangibles associated with the acquisition of PRI as described in Note Two. Amortization of all intangible assets is provided on a straight-line basis over their estimated useful lives ranging from three to seven years. Accumulated amortization of all intangible assets was $2,090,000 as of September 30, 1996 ($534,000 as of September 30,
1995).

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

                                  XIRCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NONRECURRING CHARGES In fiscal 1996, the Company recorded a charge to operations of $1,505,000 ($1,023,000, net of tax benefit) for the sale of all assets and intellectual property related to its Netwave wireless LAN product line. In fiscal 1995, the Company recorded charges to operations related to the sale of certain assets, the write-off of excess and idle facilities and severance payments related to a reduction in workforce. The aggregate amount of these nonrecurring charges of $6,126,000 ($3,942,000, net of tax benefit) was charged to the Company's operations along with the write-off of in-process research and development in connection with the purchase of PRI as described in Note Two.

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

STOCK-BASED BENEFITS Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), must be adopted by the Company no later than October 1, 1996. SFAS 123 requires that stock awards granted subsequent to October 1, 1995 be recognized as compensation cost based on their estimated fair value at the date of grant. Alternatively, a company may use the accounting method prescribed by APB 25, "Accounting for Stock Issued to Employees," and disclose the pro forma amounts for net income and earnings per share which would have resulted from recognizing such awards at their fair value. The Company will continue to account for stock-based compensation expense under APB 25. The required pro forma disclosures for the SFAS 123 fair value compensation will be made in the fiscal 1997 financial statements.

LICENSING AGREEMENTS The Company has entered into agreements with third parties to license software and hardware that is incorporated into or sold with certain of the Company's products. Royalties associated with such licenses are accrued and expensed as cost of goods sold when the products are shipped.

ADVERTISING COSTS The Company expenses advertising costs as incurred. Advertising expense totaled $3,184,000, $4,985,000 and $3,393,000 for fiscal 1996, 1995 and 1994, respectively.

USE OF ESTIMATES The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for product returns, product obsolescence and warranty returns. Historically, actual amounts recorded under these programs have not varied significantly from estimated amounts. Actual results may differ,

                                  XIRCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


however, from those estimates, although management does not believe that any differences would materially affect the Company's financial position or reported results.

RECLASSIFICATIONS Certain reclassifications of prior year amounts have been made for purposes of consistent presentation.


         NOTE TWO:  BUSINESS ACQUISITION
In June 1995, the Company acquired the assets and assumed the liabilities and outstanding stock options of Primary Rate Incorporated (PRI). PRI develops, manufactures, markets and supports standards-based Integrated Service Digital Network (ISDN) products which provide connectivity solutions for corporate information system departments, original equipment manufacturers and end-users. The purchase price, net of cash acquired and proceeds from exercise of options and warrants, totaled approximately $50,279,000, including assumed stock options which had an associated value of $2,278,000. The purchase price was paid using funds from the Company's working capital and through the issuance of 2,049,019 shares of common stock which had a value at issuance of $22,283,000.

The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. The purchase price plus costs directly attributable to the completion of the acquisition have been allocated to the assets and liabilities acquired. Approximately $40,000,000 of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and accordingly was charged to the Company's operations. In connection with the acquisition, the Company recorded goodwill and other intangible assets totaling $6,413,000 and a net deferred tax asset totaling approximately $2,301,000. The net deferred tax asset related primarily to the net operating loss carryforward discussed in Note Seven and deferred taxes related to other intangible assets pursuant to SFAS 109.


         NOTE THREE:  INVENTORIES
Inventories consist of the following (in thousands):

                                                                                September 30
                                                               --------------------------------------------
                                                                       1996                            1995
-----------------------------------------------------------------------------------------------------------
Finished goods                                                 $      6,154                     $     4,448
Sub-assemblies                                                        3,251                           6,629
Work-in-process                                                         650                           2,495
Component parts                                                       7,222                           3,495
-----------------------------------------------------------------------------------------------------------
                                                               $     17,277                     $    17,067
===========================================================================================================


                                  XIRCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         NOTE FOUR:  EQUIPMENT AND IMPROVEMENTS
Equipment and improvements consist of the following (in thousands):

                                                                                September 30
                                                               ---------------------------------------------
                                                                       1996                             1995
------------------------------------------------------------------------------------------------------------
    Equipment                                                  $     24,003                     $     21,130
    Furniture and fixtures                                            5,324                            3,638
    Leasehold improvements                                            7,732                            6,006
------------------------------------------------------------------------------------------------------------
                                                                     37,059                           30,774
    Less accumulated depreciation and
     amortization                                                (  17,131)                       (  13,186)
-----------------------------------------------------------------------------------------------------------
                                                               $     19,928                     $     17,588
============================================================================================================


         NOTE FIVE:  ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

                                                                                  September 30
                                                               ---------------------------------------------
                                                                       1996                             1995
------------------------------------------------------------------------------------------------------------
    Payroll and related benefits                               $      4,535                     $      2,365
    Warranty reserve                                                  3,506                            1,835
    Accrued marketing costs                                           3,115                            2,715
    Excess and idle facilities cost                                   3,593                            4,866
    Other                                                             5,613                            2,532
------------------------------------------------------------------------------------------------------------
                                                               $     20,362                     $     14,313
============================================================================================================


         NOTE SIX:  BANK BORROWINGS AND LONG-TERM OBLIGATIONS
Notes payable to bank consist of the following (in thousands):

                                                                                  September 30
                                                               ---------------------------------------------
                                                                       1996                             1995
------------------------------------------------------------------------------------------------------------
    Notes payable to bank, due in 1997                         $      2,600                     $        600
    Notes payable to financial institution, due
      in 1997                                                         2,500                                -
------------------------------------------------------------------------------------------------------------
                                                               $      5,100                     $        600
============================================================================================================

Long-term obligations consist of the following (in thousands):

                                                                                  September 30
                                                               ---------------------------------------------
                                                                       1996                             1995
------------------------------------------------------------------------------------------------------------
    Term loans, due through September 1999                     $      3,234                     $        600
    Other                                                                82                              432
------------------------------------------------------------------------------------------------------------
    Total long-term obligations                                       3,316                            1,032
    Less current portion                                              1,456                              401
------------------------------------------------------------------------------------------------------------
                                                               $      1,860                     $        631
============================================================================================================

                                  XIRCOM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




On November 8, 1995, the Company entered into a one-year credit agreement with a financial institution for borrowings up to a maximum of $15,000,000 at the prime rate plus 1-1/4 percent. Loans under the agreement are advanced based on the Company's accounts receivable and inventories, subject to borrowing formulas and are secured by all U.S.-based assets of the Company. As of September 30, 1996, $2,500,000 was outstanding under the agreement at an interest rate of 9.5%. The agreement expires in December 1996.

The Company has a credit facility with the Bank of Commerce that permits borrowings under a bankers acceptance agreement, at a fixed rate of 7.05%, and on a revolving credit and term loan basis at the bank's reference rate plus 1% to 1.5% (9.5% to 10.0% as of September 30, 1996). As of September 30, 1996,
$3,834,000 was outstanding under both the revolving credit and term loan provisions of this agreement ($1,200,000 as of September 30, 1995) and $2,000,000 was outstanding under the bankers acceptance agreement.

As of September 30, 1996, the weighted average interest rate on all short-term obligations was approximately 9.6%. The Company had approximately $10,578,000 in borrowings available under its credit facilities as of September 30, 1996.

Aggregate principal maturities on all long-term obligations due subsequent to September 30, 1996 are as follows: $1,456,000 in 1997, $1,386,000 in 1998 and
$474,000 in 1999. Interest expense totaled $779,000, $68,000 and $157,000 for fiscal 1996, 1995 and 1994, respectively. The carrying value of the Company's bank borrowings and long-term obligations approximates their fair values due to both the variable market interest rates and short-term maturities of its notes payable.


         NOTE SEVEN:  INCOME TAXES
The income tax provision (benefit) includes the following (in thousands):

                                                                1996                 1995               1994
------------------------------------------------------------------------------------------------------------
Current:
    Federal                                                  $  (709)            $ (3,048)          $  8,475
    State                                                        250                    -              2,010
    Foreign                                                      766                    -                 26
------------------------------------------------------------------------------------------------------------
                                                                 307               (3,048)            10,511
Deferred:
    Federal                                                    2,589               (7,524)            (1,263)
    State                                                        813                    -                (17)
    Foreign                                                        -                    -                  -
    Valuation allowance                                         (813)               3,572                  -
------------------------------------------------------------------------------------------------------------
                                                               2,589               (3,952)            (1,280)
------------------------------------------------------------------------------------------------------------
                                                             $ 2,896             $ (7,000)          $  9,231
============================================================================================================

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                September 30
                                                               ---------------------------------------------
                                                                       1996                             1995
------------------------------------------------------------------------------------------------------------
Book reserves not deductible for tax                               $  3,550                        $  10,910
Book in excess of tax depreciation                                    1,079                              640
Foreign operations                                                    1,152                                -
Net operating loss carryforward and credit                            4,026                            3,908
------------------------------------------------------------------------------------------------------------
         Total deferred tax asset                                     9,807                           15,458
Valuation allowance                                                  (2,759)                          (3,572)
------------------------------------------------------------------------------------------------------------
         Deferred tax asset, net                                      7,048                           11,886
------------------------------------------------------------------------------------------------------------

Basis difference in acquired assets                                    (737)                          (1,271)
Other                                                                    -                              (423)
------------------------------------------------------------------------------------------------------------
         Total deferred tax liabilities                                (737)                          (1,694)
------------------------------------------------------------------------------------------------------------
         Net deferred tax asset                                    $  6,311                        $  10,192
============================================================================================================


Balance sheet classification of the net deferred tax asset is as follows (in thousands):

                                                                         September 30
                                                               ---------------------------------------------
                                                                       1996                             1995
------------------------------------------------------------------------------------------------------------
         Current deferred tax asset                                $  7,048                         $  9,017
         Noncurrent deferred tax asset (liability)                     (737)                           1,175
------------------------------------------------------------------------------------------------------------
                                                                   $  6,311                         $ 10,192
============================================================================================================

Noncurrent deferred tax assets are included in Other assets in the accompanying Consolidated Balance Sheets.

At September 30, 1996 the Company has net operating loss carryforwards for federal tax and state tax purposes of approximately $10,193,000 and $3,343,000, respectively, which expire during the period 2001 through 2011. The amount of the federal net operating loss and a portion of the state net operating loss that may be used to offset taxable income and income taxes in future years are subject to certain change in ownership and pre-acquisition loss limitations.

A valuation allowance for deferred tax assets was established in 1995 to reflect the uncertainty of the availability of the loss carryback generated in 1995, applicable to state income taxes. For 1996, the valuation allowance was reduced due to the realization of state deferred losses that were originally valued. A reconciliation of the provision (benefit) for income taxes with the tax (benefit) computed by applying the 35% federal statutory tax rate is as follows (in thousands):

                                                                1996                 1995                1994
-------------------------------------------------------------------------------------------------------------
    Computed expected tax (benefit)                      $     3,097          $  ( 23,031)         $    8,800
    State income taxes, net of federal benefit                   244             (  1,309)              1,163
    Tax exempt FSC and interest income                       (   157)            (    303)            (   325)
    Research and development credit                          (   110)                   -             (   500)
    Foreign operations                                       (   523)                   -                   -
    Write-off of purchased in-process
     technology                                                    -               14,000                   -
    Valuation allowance on deferred tax  asset                     -                3,572                   -
    Other                                                        345                   71                  93
-------------------------------------------------------------------------------------------------------------
                                                         $     2,896          $  (  7,000)         $    9,231
=============================================================================================================

At September 30, 1996, foreign earnings of $4,092,000 have been retained indefinitely by subsidiary companies for reinvestment, on which no additional U.S. tax has been provided. If repatriated, additional taxes of approximately $1,232,000 on these earnings, net of available foreign tax credit carryforwards, would be due. Income (loss) before income taxes for all foreign operations was $5,547,000, $(638,000) and $68,000 for fiscal 1996, 1995 and
1994, respectively.

         NOTE EIGHT:  COMMON STOCK AND RELATED PLANS
The Company's Stock Option Plan (1992 Plan), as amended, authorizes a total of up to 6,000,000 shares of Common Stock for issuance as either incentive stock options with exercise prices which may not be less than fair market value at the date of grant, or nonqualified stock options. The options generally vest over three to four years and have terms of five to seven years. The 1992 Director Stock Option Plan (Director Plan) provides for the grant of nonqualified options for a total of up to 225,000 shares of Common Stock to non-employee members of the Board of Directors. The options are granted at fair market value as of the date of grant and vest over a four-year period.
The Company established the 1995 Stock Option Plan (1995 Plan) in connection with the acquisition of PRI. Unvested options to purchase shares of PRI were converted into options to purchase shares of the Company's common stock with vesting rights similar to the 1992 Plan. Options to purchase 232,363 shares of the Company were granted under the 1995 Plan. The following table is a summary of activity for the Company's stock option plans:

                                                           Number of                            Option price
                                                              shares                               per share
------------------------------------------------------------------------------------------------------------
    Outstanding at October 1, 1993                         2,127,642                     $     0.33-$  18.25
         Granted                                             549,000                     $    14.50-$  26.50
         Exercised                                    (      447,103)                    $     0.33-$  14.00
         Canceled                                     (      110,277)                    $     2.33-$  19.25
------------------------------------------------------------------------------------------------------------
    Outstanding at September 30, 1994                      2,119,262                     $     0.33-$  26.50
         Granted                                           2,245,577                     $     9.63-$  22.50
         Exercised                                    (      703,376)                    $     0.33-$  16.75
         Canceled                                     (    1,124,256)                    $     1.29-$  26.50
------------------------------------------------------------------------------------------------------------
    Outstanding at September 30, 1995                      2,537,207                     $     0.33-$  19.50
         Granted                                           1,150,550                     $     9.00-$  17.13
         Exercised                                    (      688,963)                    $     0.33-$  11.50
         Canceled                                     (      679,300)                    $     1.29-$  19.50
------------------------------------------------------------------------------------------------------------

    Outstanding at September 30, 1996                      2,319,494                     $     1.29-$  17.13
===============================================================================================================

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

As of September 30, 1996, the Company had 911,300 shares of common stock available for future grant under its stock option plans, and stock options to purchase 440,888 shares were exercisable.

The Company's 1994 Employee Stock Purchase Plan (ESPP) allows employees to purchase Common Stock of the Company, through payroll deductions, at 85% of the market value of the shares at the beginning or end of the offering period, whichever is lower. The plan provides for the grant of rights to employees to purchase a maximum of 250,000 shares of common stock. During fiscal 1996, 116,149 shares were issued under the plan (57,537 shares during fiscal 1995).

Subsequent to the end of fiscal 1996, the Board of Directors approved the authorization of an additional 600,000 shares for issuance under the 1992 Plan, 200,000 shares for issuance under the Director Plan and 150,000 shares under the ESPP, subject to shareholder approval at the next Annual Meeting of Shareholders.

The Company maintains a defined contribution 401(k) plan under which its U.S. employees are eligible to participate. Participants may make, within certain limitations, voluntary contributions based upon a percentage of their compensation. The Company makes matching contributions based on a participant's contribution up to a specified maximum dollar amount. Participants are immediately vested in the Company's contributions. Company contributions were $65,000 and $69,000 for fiscal 1996 and 1995, respectively.

          NOTE NINE:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(in thousands)                                                  1996                 1995                  1994
---------------------------------------------------------------------------------------------------------------
Cash paid
---------------------------------------------------------------------------------------------------------------
         Interest                                            $   776             $     61              $   156
         Income taxes                                        $    51             $  3,383              $ 6,369
Non-cash transactions
---------------------------------------------------------------------------------------------------------------
         Acquisition of assets under
         capital leases                                      $     -             $      -              $    20
         Tax benefit related to employee
         stock options                                       $ 1,702             $  1,695              $ 1,936
--------------------------------------------------------------------------------------------------------------
Reconciliation of assets acquired and
liabilities assumed related to the
acquisition of PRI
         Fair value of assets acquired                       $     -             $ 52,644              $     -
         Liabilities assumed                                       -               (1,956)                   -
         Less:  Non-cash consideration                             -              (26,301)                   -
--------------------------------------------------------------------------------------------------------------
         Cash paid for acquisition                           $     -             $ 24,387              $     -
==============================================================================================================


         NOTE TEN:  COMMITMENTS AND CONTINGENCIES
The Company leases its facilities and certain equipment under operating leases expiring on various dates through 2005. Rent expense was $871,000, $1,790,000 and $1,129,000 for fiscal 1996, 1995 and 1994, respectively. As of September 30, 1996, the minimum future rental payments under all noncancelable operating leases for facilities and equipment are as follows (in thousands):

                                                                                                      Operating
Fiscal year                                                                                             leases
--------------------------------------------------------------------------------------------------------------
    1997                                                                                              $  2,819
    1998                                                                                                 1,757
    1999                                                                                                 1,718
    2000                                                                                                 1,677
    2001                                                                                                 1,555
    Thereafter                                                                                           5,592
--------------------------------------------------------------------------------------------------------------
                                                                                                      $ 15,118
==============================================================================================================

Under certain license agreements (see Note One), the Company is required to pay specified amounts of per unit royalties based on sales of certain of its products. Some of these agreements also contain minimum quarterly and annual volume requirements. Certain of these agreements expire on specific dates, others continue in effect as long as the technology is incorporated into the Company's products, and some can be terminated by either party after specified notice periods. Royalties under these agreements amounted to $1,450,000, $2,129,000, and $2,843,000 for fiscal 1996, 1995 and 1994, respectively.

The Company is involved in certain claims and legal proceedings which arise in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         NOTE ELEVEN:  SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in one industry segment: the design, development, manufacture, marketing and support of computer network connectivity products. Information about the Company's operations in the U.S., Europe and Asia is presented below.


(in thousands)                          United States           Europe             Asia     Eliminations       Total
---------------------------------------------------------------------------------------------------------------------
Fiscal 1996
  Net sales to unaffiliated
     customers                             $  126,122        $  45,865        $  21,319      $      -      $ 193,306
  Intercompany sales                           59,594               17           64,915        (124,526)           -
---------------------------------------------------------------------------------------------------------------------
  Total sales                              $  185,716        $  45,882        $  86,234      $ (124,526)   $ 193,306
  Operating income                         $    3,021        $     572        $   5,339      $    1,248    $  10,180
  Identifiable assets                      $   82,397        $  13,980        $  21,842      $   (9,422)   $ 108,797
---------------------------------------------------------------------------------------------------------------------
Fiscal 1995
  Net sales to unaffiliated
     customers                             $   92,771        $  33,794        $       -      $        -    $ 126,565
  Intercompany sales                           31,135                -            3,057         (34,192)           -
---------------------------------------------------------------------------------------------------------------------
  Total sales                              $  123,906        $  33,794        $   3,057      $  (34,192)   $ 126,565
  Operating income (loss)                  $  (64,160)       $    (291)       $      21      $   (1,813)     $66,243)

  Identifiable assets                      $   84,536        $   9,786        $   5,489      $  (11,069)     $88,742
---------------------------------------------------------------------------------------------------------------------
Fiscal 1994
  Net sales to unaffiliated
     customers                             $   97,081        $  34,494        $       5      $        -    $ 131,580
  Intercompany sales                           26,532                -            1,272         (27,804)           -
---------------------------------------------------------------------------------------------------------------------
  Total sales                              $  123,613        $  34,494        $   1,277      $  (27,804)   $ 131,580
  Operating income                         $   24,496        $     251        $      46      $      525    $  25,318
  Identifiable assets                      $   94,186        $   8,624        $     127      $   (1,922)   $ 101,015
=====================================================================================================================


Total export sales (sales to unaffiliated foreign entities) were $10,863,000, $20,069,000 and $16,991,000 for fiscal 1996, 1995 and 1994, respectively.
Sales to customers in excess of 10% of total sales are as follows:

                                                                         1996               1995               1994
-------------------------------------------------------------------------------------------------------------------
    Customer A                                                           18%                 21%                28%
    Customer B                                                           11%                  7%                11%
    Customer C                                                            8%                  9%                10%
===================================================================================================================

NOTE TWELVE:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


(In thousands, except per share data)                            Quarter ended
--------------------------------------------------------------------------------------------------------------------
                                        Dec. 31            Mar. 31       June 30         Sept. 30      Fiscal Year
--------------------------------------------------------------------------------------------------------------------
Fiscal 1996
   Net sales                         $     37,698     $     45,325     $  52,223       $   58,060       $  193,306
   Gross profit                            13,754           16,311        18,810           21,773           70,648
   Net income (loss)                         (760)           1,373         2,535            2,804(1)         5,952
   Net income (loss) per share       $       (.04)    $        .07     $     .13       $      .14(1)    $      .30
--------------------------------------------------------------------------------------------------------------------
Fiscal 1995
   Net sales                         $     40,106     $     39,974     $  16,474       $   30,011       $  126,565
   Gross profit                            20,026           17,617         3,608             (766)          40,485
   Net income (loss)                        4,536            2,476       (48,756)(2)      (17,060)(3)      (58,804)
   Net income (loss) per share       $        .27     $        .15     $   (2.87)(2)   $     (.91)(3)   $    (3.44)
=====================================================================================================================

         (1) In the fourth quarter of fiscal 1996, net income includes $1,023,000 or $.05 per share for nonrecurring charges.
         (2) In the third quarter of fiscal 1995, net loss includes $41,337,000 or $2.43 per share for nonrecurring charges.
         (3) In the fourth quarter of fiscal 1995, net loss includes $2,605,000 or $.14 per share for nonrecurring charges. The Company also recorded a pretax charge of $8,700,000 in the fourth quarter of fiscal 1995 for additional inventory reserves.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Xircom, Inc.


We have audited the accompanying consolidated balance sheets of Xircom, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xircom, Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                         /s/ ERNST & YOUNG LLP
                                       --------------------------
Woodland Hills, California

October 21, 1996

ITEM 9.    DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE



Not applicable.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of Xircom is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

Information with respect to executive officers of Xircom is incorporated by reference to Item 1 of this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions "Executive Officer Compensation" and "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the captions "Principal Shareholders" and "Election of Directors--Nominees" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference from the information under the caption "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

                                    PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) The following consolidated financial statements of Xircom, Inc. and the Report of Independent Auditors, are included in Item 8 of this document:

                                                                                            Page in
                                                                                           Form 10-K
                                                                                           ---------
         Consolidated Statements of Operations - Years ended
         September 30, 1996, 1995 and 1994                                                     25

         Consolidated Balance Sheets at September 30, 1996
         and 1995                                                                              26

         Consolidated Statements of Shareholders' Equity - Years
         ended September 30, 1996, 1995 and 1994                                               27

         Consolidated Statements of Cash Flows - Years ended
         September 30, 1996, 1995 and 1994                                                     28

         Notes to Consolidated Financial Statements                                          29-39

         Report of Ernst & Young LLP, Independent Auditors                                     40

    (2)  Consolidated financial statement schedule:

         Schedule II - Valuation and Qualifying Accounts                                       44


All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                  SCHEDULE II


                                  XIRCOM, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                                            ADDITIONS
                                                           BALANCE AT       CHARGED TO                       BALANCE
                                                            BEGINNING       COSTS AND                       AT END OF
                     DESCRIPTION                           OF PERIOD        EXPENSES        DEDUCTIONS       PERIOD
                 --------------------                      ----------       ----------      ----------      ---------
          YEAR ENDED SEPTEMBER 30, 1996

          DEDUCTED FROM ASSET ACCOUNTS:
          ALLOWANCE FOR SALES RETURNS
          AND BAD DEBTS                                      $3,580          $15,758          $15,904         $3,434
                                                             ======          =======          =======         ======

          LIABILITY RESERVES:
          WARRANTY                                           $1,835           $7,312           $5,641         $3,506
                                                             ======           ======           ======         ======


          YEAR ENDED SEPTEMBER 30, 1995

          Deducted from asset accounts:
          Allowance for sales returns
          and bad debts                                      $2,911          $21,770          $21,101         $3,580
                                                             ======          =======          =======         ======

          Liability reserves:
          Warranty                                           $1,295           $4,858           $4,318         $1,835
                                                             ======           ======           ======         ======

          YEAR ENDED SEPTEMBER 30, 1994

          Deducted from asset accounts:
          Allowance for sales returns
          and bad debts                                      $1,592           $7,860           $6,541         $2,911
                                                             ======           ======           ======         ======
          Allowance for sales returns

          Warranty                                             $825           $3,034           $2,564         $1,295
                                                               ====           ======           ======         ======



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

 3.2          Bylaws of Xircom, Inc. (incorporated by reference to Exhibit 3.3 of Amendment No. 3 to the Company's registration statement on Form S-1, No. 33-45667)

 4.1          Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the
              Company's registration statement on Form S-1, No. 33-45667)

 10.1         Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company's report on
              Form 10-Q for the quarter ended March 31, 1992)

 10.9         Stock Option Plan of the Company, as amended and restated on January 19 1996, and forms of agreement thereunder (incorporated  by reference to Exhibit 4.1 of the Company's registration statement on Form S-8 filed on September 18, 1996, No. 333-12225)

 10.10        1992 Director Stock Option Plan of the Company and forms of agreement thereunder (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended March 31, 1992)

 10.15        Form of Distributor Agreement (1)

 10.20        Agreement of Substitution, dated as of September 1, 1990, between Willemijn Houdstermaatschappij BV and the Company (1)(2)

 10.23        PPIEC Development Program Agreement, dated as of October 26, 1992, between Fujitsu Microelectronics, Inc.
              and the Company (incorporated by reference to Exhibit 10.1 of the Company's report on Form 10-Q for the quarter ended December 31, 1992) (2)

 10.24        Software License Agreement, dated as of January 1, 1993, between Madge Networks Limited and the Company
              (incorporated by reference to Exhibit 10.2 of the Company's report on Form 10-Q for the quarter ended
              December 31, 1992) (2)

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

 10.29        Loan and Security Agreement, dated as of November 8, 1995, between The CIT Group/Credit Finance, Inc., and Xircom, Inc. and Primary Rate Incorporated (incorporated by reference to Exhibit 10.29 of the
              Company's report on Form 10-K for the year ended September 30, 1995)

 10.29a.      Pledge Agreement, dated as of November 8, 1995, between The CIT Group/Credit Finance, Inc., and Xircom,
              Inc. (incorporated by reference to Exhibit 10.29 of the Company's report on Form 10-K for the year ended
              September 30, 1995)

 10.29b.      Secured Continuing Corporate Guaranty dated November 8, 1995, by Xircom, Inc. (incorporated by reference to Exhibit 10.29 of the Company's report on Form 10-K for the year ended September 30, 1995)

 10.29c.      Patent Security Agreement dated as of November 8, 1995 by Xircom, Inc. in favor of The CIT Group/Credit
              Finance, Inc. (incorporated by reference to Exhibit 10.29 of the Company's report on Form 10-K for the year ended September 30, 1995)

 10.29d.      Trademark Security Agreement dated as of November 8, 1995 between Xircom, Inc. and The CIT Group/Credit
              Finance, Inc. (incorporated by reference to Exhibit 10.29 of the Company's report on Form 10-K for the year ended September 30, 1995)

 10.29e.      Amendment to Loan and Security Agreement, dated as of November 7, 1996, between The CIT Group/Credit
              Finance, Inc. and Xircom, Inc. and Primary Rate Incorporated (Filed herewith)

 10.29f.      Amendment #2 to Loan and Security Agreement, dated as of November 14, 1996, between the CIT Group/Credit
              Finance, Inc., and Xircom, Inc. and Primary Rate Incorporated (Filed herewith)

 22.1         Subsidiaries of Xircom, Inc. (see page 47)

 23.1         Consent of Ernst & Young LLP, Independent Auditors (see page 48)

 24.1         Power of Attorney (see page 49)

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

                                Netaccess, Inc.

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

                                   Xircom AB

                              Xircom Asia Limited

                                                                    EXHIBIT 23.1


               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements pertaining to the 1992 Director Stock Option Plan, 1992 Stock Option Plan, 1994 Employee Stock Purchase Plan and 1995 Stock Option Plan and in the Registration Statement (Form S-3 No. 33-93972) and in the related Prospectus of Xircom, Inc. of our report dated October 21, 1996, with respect to the consolidated financial statements and schedule of Xircom, Inc., included in this Annual Report (Form 10-K) for the year ended September 30, 1996.





                                        /s/ ERNST & YOUNG LLP
                                      --------------------------
Woodland Hills, California
December 9, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    XIRCOM, INC.

Date:  December 9, 1996             By:   /s/ Dirk I. Gates
                                       ---------------------------------------
                                          Dirk I. Gates
                                          Chairman of the Board
                                           President and Chief Executive Officer
POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dirk I. Gates and Steven F. DeGennaro, jointly and severally, his attorneys-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                                  Title                                       Date
---------                                  -----                                       ----
/s/ DIRK I. GATES                          Chairman of the Board,                      December 9, 1996
--------------------------------------
Dirk I. Gates                              President and Chief Executive Officer
                                           (Principal Executive Officer)

/s/ STEVEN F. DEGENNARO                    Vice President, Finance and                 December 9, 1996
--------------------------------------     Chief Financial Officer
Steven F. DeGennaro                        (Principal Financial Officer)

/s/ MICHAEL F.G. ASHBY                     Director                                    December 9, 1996
--------------------------------------
Michael F.G. Ashby

/s/ KENNETH J. BIBA                        Director                                    December 9, 1996
--------------------------------------
Kenneth J. Biba

/s/ GARY J. BOWEN                          Director                                    December 9, 1996
--------------------------------------
Gary J. Bowen

/s/ J. KIRK MATHEWS                        Director                                    December 9, 1996
--------------------------------------
J. Kirk Mathews

/s/ WILLIAM J. SCHROEDER                   Director                                    December 9, 1996
--------------------------------------
William J. Schroeder

/s/DELBERT W. YOCAM                        Director                                    December 9, 1996
--------------------------------------
Delbert W. Yocam