Form 10-Q
period 1996-12-31
XIRCOM INC
filed 1997-02-14
CIK 883905

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                   FORM 10-Q
                                   (Mark one)

         [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED DECEMBER 31, 1996

         [   ]  Transition report pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934


                         Commission file number 0-19856

                           -------------------------

                                  XIRCOM, INC.
             (Exact name of registrant as specified in its charter)


           CALIFORNIA                                         95-4221884
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)



                          2300 CORPORATE CENTER DRIVE
                        THOUSAND OAKS, CALIFORNIA  91320
              (Address of principal executive offices & zip code)

                  REGISTRANT'S TELEPHONE NUMBER:(805) 376-9300

                           -------------------------

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

    There were 20,125,152 shares of the registrant's $.001 par value Common
                   Stock outstanding as of  February 7, 1997.

                                  XIRCOM, INC.

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                              3

         Condensed Consolidated Statements of Operations                                    4

         Condensed Consolidated Statements of Cash Flows                                    5

         Notes to Condensed Consolidated Financial Statements                             6-7


    Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations                          8-15


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings                                                             16

    Item 2.  Changes in Securities                                                         16

    Item 3.  Defaults Upon Senior Securities                                               16

    Item 4.  Submission of Matters to a Vote of Security Holders                        16-17

    Item 5.  Other Items                                                                   17

    Item 6.  Exhibits and Reports on Form 8-K                                              17

SIGNATURES                                                                                 18

                                  XIRCOM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               (Unaudited)
                                                            December 31, 1996           September 30, 1996
                                                            -----------------           ------------------
Current  assets:
    Cash and cash equivalents                                    $  24,286                     $ 21,504
    Accounts receivable, net                                        45,124                       32,169
    Income tax receivable                                            2,652                        2,652
    Inventories                                                     20,086                       17,277
    Deferred income taxes                                            7,048                        7,048
    Other current assets                                             4,124                        3,424
                                                                 ---------                     --------
Total current assets                                               103,320                       84,074
Equipment and improvements, net                                     20,837                       19,928
Other assets                                                         4,383                        4,795
                                                                 ---------                     --------
Total assets                                                     $ 128,540                     $108,797
                                                                 =========                     ========


Current liabilities:
    Notes payable to bank                                        $   8,744                     $  5,100
    Accounts payable                                                19,235                       12,613
    Accrued liabilities                                             20,356                       20,362
    Current portion of long-term obligations                         1,779                        1,456
    Accrued income taxes                                             1,865                        1,066
                                                                 ---------                     --------
Total current liabilities                                           51,979                       40,597
Long-term obligations                                                2,175                        1,860
Deferred income taxes                                                  737                          737
Shareholders' equity:
    Common stock                                                        20                           20
    Paid-in capital                                                 86,810                       83,221
    Accumulated deficit                                           ( 13,181)                     (17,638)
                                                                 --------                      --------
Total shareholders' equity                                          73,649                       65,603
                                                                 ---------                     --------
Total liabilities and shareholders' equity                       $ 128,540                     $108,797
                                                                 =========                     ========


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (In thousands, except per share information)

                                                                                Three months ended
                                                                                   December 31
                                                                              1996           1995
                                                                              ----           ----
Net sales                                                                   $62,311         $37,698
Cost of sales                                                                38,633          23,944
                                                                            -------         -------
Gross profit                                                                 23,678          13,754

Operating expenses:
    Research and development                                                  3,785           3,007
    Sales and marketing                                                      11,126           9,121
    General and administrative                                                2,450           2,365
                                                                            -------         -------
        Total operating expenses                                             17,361          14,493
                                                                            -------         -------
Operating income (loss)                                                       6,317         (   739)
Other income (expense), net                                                      50         (   283)
                                                                            -------         -------
Income (loss) before income taxes                                             6,367         ( 1,022)
Income tax provision (benefit)                                                1,910         (   262)
                                                                            -------         -------
Net  income (loss)                                                          $ 4,457         $(  760)
                                                                            =======         =======

Weighted average shares outstanding                                          20,662          18,989
Net income (loss) per share                                                 $   .22         $(  .04)


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                Three months ended
                                                                                    December 31
                                                                               1996           1995
                                                                               ----           ----
Operating activities:
    Net income (loss)                                                      $  4,457        $(   760)
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
         Depreciation and amortization                                        2,208           1,995
         Changes in assets and liabilities:
             Accounts receivable                                            (12,955)        ( 8,655)
             Income tax receivable                                                -           3,000
             Inventories                                                    ( 2,809)        ( 2,351)
             Other current assets                                           (   700)        ( 1,436)
             Accounts payable and accrued liabilities                         6,616         ( 7,638)
             Income taxes payable                                             1,828         (   170)
                                                                            -------        --------
    Net cash used in operating activities                                   ( 1,355)        (16,015)
                                                                            -------        --------

Investing activities:
    Purchases of equipment and improvements                                 ( 2,728)        ( 1,521)
    Other                                                                        23              37
                                                                            -------        --------
    Net cash used in investing activities                                   ( 2,705)        ( 1,484)
                                                                            -------        --------

Financing activities:
    Proceeds from issuance of capital stock                                   2,560             504
    Proceeds from issuance of long-term debt                                    960           1,800
    Net borrowings under line-of-credit agreement                             3,644          10,199
    Long-term debt repayments                                               (   322)       (    277)
                                                                            -------        --------
    Net cash provided by financing activities                                 6,842          12,226
                                                                            --------       --------

Net increase (decrease) in cash                                               2,782        (  5,273)
                                                                            -------        --------
Cash and cash equivalents at beginning of period                             21,504          13,658
                                                                            -------        --------
Cash and cash equivalents at end of period                                  $24,286        $  8,385
                                                                            =======        ========

Supplemental cash flow disclosures:
    Cash paid for interest                                                  $   144        $     41
    Tax benefit related to employee stock options                           $ 1,029        $    136


           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1996, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at December 31, 1996 and the consolidated results of operations for the three-month periods ended December 31, 1996 and 1995, and cash flows for the three-month periods ended December 31, 1996 and 1995, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1996 annual report on Form 10-K.

The results of operations for the three-month period ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents (stock options) outstanding. Fully diluted amounts for each period do not materially differ from the amounts presented herein.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

                                             December 31               September 30
                                                 1996                     1996
                                                 ----                     ----
         Finished goods                          $ 7,383                  $ 6,154
         Subassemblies                             2,168                    3,251
         Work-in-process                           1,840                      650
         Component parts                           8,695                    7,222
                                                 -------                  -------
                                                 $20,086                  $17,277
                                                 =======                  =======

                                  XIRCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


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

SUBSEQUENT EVENT

On January 16, 1997 the Company announced that it had signed an agreement with Intel Corporation ("Intel") pursuant to which Intel would purchase a 12.5 percent interest in the Company's common stock (2.5 million newly issued shares) and acquire a warrant to purchase an additional 7.5 percent of the Company's common stock (1.5 million newly issued shares). The value of the initial Intel equity investment, which is subject to regulatory approval, is approximately $52 million. In addition, the Company and Intel have signed a three-year technology and OEM agreement.

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

RESULTS OF OPERATIONS

The following table sets forth the statements of operations as a percentage of net sales:

                                                               Three months ended
                                                                  December 31
                                                             1996             1995
                                                             ----             ----
Net sales                                                   100.0%           100.0%
Cost of sales                                                62.0             63.5
                                                            -----            -----
Gross profit                                                 38.0             36.5

Operating expenses:
    Research and development                                  6.1              8.0
    Sales and marketing                                      17.9             24.2
    General and administrative                                3.9              6.3
                                                            -----            -----
                                                             27.9             38.5
                                                            -----            -----
Operating income (loss)                                      10.1            ( 2.0)
Other income (expense), net                                   0.1            ( 0.7)
                                                            -----            -----
Income (loss) before income taxes                            10.2            ( 2.7)
Income tax provision (benefit)                                3.0            ( 0.7)
                                                            -----            -----
Net  income (loss)                                            7.2            ( 2.0)%
                                                            =====            =====

NET SALES

PC CARD AND PARALLEL PORT PRODUCT SALES. Net sales of LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") (collectively "client products") for the quarter ended December 31, 1996 increased 67% from the corresponding period a year ago primarily due to growth in overall market demand for local and wide area network connectivity products that connect portable PCs to networks, the Internet and on-line services and an increase in unit sales of the Company's client products by its distributors in each of the last six quarters. The growth in channel sell-through may be indicative of several factors: an increased growth rate in shipments of portable PCs, which in turn require network connections; a more competitive pricing strategy first adopted by the Company during fiscal 1995; continuing increased market acceptance of the Company's Combo cards; and increased sales of the Company's modem-only

                                  XIRCOM, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


PC Card products, which were first introduced in September 1995. Unit shipments of client products increased 110% for the December 1996 quarter versus the December 1995 quarter but average selling prices declined due to increased competition in the PC Card LAN adapter market and to a continuing shift in mix of products from higher-priced parallel port versions to PC Card versions.

NETACCESS PRODUCT SALES. The Netaccess family of products includes remote access server products sold to original equipment manufacturers ("OEMs") and through two-tier distribution channels. Netaccess product sales increased by 54% in the December 1996 quarter compared to the December 1995 quarter, but decreased to 10% of total net sales from 11% during the same period. Sales to a significant customer, which accounted for 32% and 29% of Netaccess product sales in the September 1996 and December 1995 quarters, respectively, declined significantly in the December 1996 quarter due to the customer developing the product internally. Sales to this customer are not expected to be significant during the remainder of fiscal 1997.

INTERNATIONAL SALES. Total international sales (shipments to customers located outside the U.S.) were 46% of total net sales for the December 1996 quarter, compared to 36% for the December 1995 quarter. International sales of PC Cards increased as a percentage of total PC Card sales to 50% in the December 1996 quarter from 38% in the December 1995 quarter. PC Card sales in Europe and Asia-Pacific grew at a faster rate than in the U.S. during the December 1996 quarter primarily because of greater market growth in Asia and shorter delays in 1996 as compared to 1995 between initial shipment of new products in the U.S. and the shipment of internationally approved versions of such products.

GROSS PROFIT

Gross profit margins for the December 1996 quarter increased to 38.0% compared with 36.5% for the comparable prior-year period. The increase in gross profit as a percentage of net sales was primarily attributable to a change in the discount structure on products sold into the distribution channel beginning in the September 1996 quarter and a change in the classification of certain expenses effective in the December 1996 quarter. Increased shipments and the resulting decrease in fixed costs as a percentage of total cost of sales, as well as the favorable impact of cost reduction efforts including the successful transition of all the Company's PC Card production to its own manufacturing facility in Penang, Malaysia also contributed to the increase in gross profit margins. These positive margin impacts were partially offset by the increased portion of sales represented by PC Card products, which have lower gross profit margins than the Company's parallel port products, and to selling price reductions on PC Card products. In addition, start-up expenses related to the Malaysian manufacturing facility had a negative impact on gross margins in the first quarter of fiscal 1996.

                                  XIRCOM, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



OPERATING EXPENSES

Operating expenses for the December 1996 quarter increased by 20% compared to the corresponding prior-year period because of the expansion of product lines and expanded international operations, but decreased as a percentage of sales due to more focused product development activities, a reduction in certain promotional spending and the higher sales in the December 1996 quarter. Total operating expenses are expected to increase for the balance of fiscal 1997 but may fluctuate as a percentage of net sales.

Research and development expenses increased by 26% in the December 1996 quarter compared to the December 1995 quarter due to expenditures on product enhancements and new product introductions offset partially by reduced spending on the Netwave product line, which was sold in August 1996. Research and development expenses decreased as a percentage of sales due to higher sales levels and more focused product development efforts. Although the Company continues to focus on a narrower set of product areas, total expenditures for research and development expenses are likely to continue to increase in 1997 due to planned expenditures on product enhancements and new product introductions.

Sales and marketing expenses increased by 22% but decreased as a percentage of sales in the December 1996 quarter as compared with the December 1995 quarter. The increase in expenses was due to additional headcount and marketing activities to support the increased sales levels. In addition, as discussed in "Gross profit" above, the Company changed its discount structure on products sold into the distribution channel beginning in the September 1996 quarter and, as a result, improved its gross profit margins. The additional gross profit dollars were used to invest in sales and marketing programs focused on accelerating product sell-through in the distribution channel. Sales and marketing expenses increased at a slower rate than the sales growth due to the consolidation of certain sales operations and reduced overall promotional spending resulting from a more focused product line. Sales and marketing expenses are expected to increase through the remainder of fiscal 1997 to support planned new product introductions.

General and administrative expenses increased by 4% in the December 1996 quarter compared to the comparable prior-year period due to expanded information systems hardware and software and the need to support growth in the overall organization. General and administrative expenses have decreased as a percentage of sales primarily due to the higher sales in the December 1996 quarter. General and administrative expenses are expected to increase modestly during the remainder of fiscal 1997.

OTHER INCOME (EXPENSE), NET

Net other income or expense includes interest income from the investment of available cash, early payment discounts earned by the Company offset by early payment

                                  XIRCOM, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



discounts taken by customers, foreign currency transaction gains and losses, and interest expense on notes payable and capital leases. Net other income for the fiscal 1997 period compared to net other expense for the fiscal 1996 period is due primarily to lower interest expense and higher interest income as a result of increased cash balances and reduced borrowings under the Company's credit facilities, and increased net foreign currency transaction gains.

INCOME TAXES

The Company's effective tax rate for the three-month period ended December 31, 1996 was 30.0%. The difference between the effective tax rate in the current quarter and the 35% federal statutory tax rate is due primarily to benefits from the tax holiday status of the Company's operations in Malaysia, offset by the nondeductible amortization of goodwill. The Company's effective tax benefit for the three-month period ended December 31, 1995 was 25.6%. The difference between the effective tax benefit in the December 1995 quarter and the 35% federal statutory tax rate is due primarily to the nondeductible amortization of goodwill.

RISK FACTORS

The market for portable PC LAN adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card (originally "PCMCIA") LAN adapters in 1993. Companies with greater name recognition in the PC, desktop LAN adapter and PC Card modem industries and with greater financial resources now have a significant presence in the PC Card adapter market. As a result, the Company's net sales and gross profit margins have been and could continue to be adversely impacted by several competitive factors, including increased price competition, new product introductions by competitors, promotional efforts by competitors, any reduction in the Company's percentage market share of the PC Card adapter markets, and the levels of inventories in the Company's distribution channels. Although competition is expected to remain intense, the Company believes its share of the PC Card LAN adapter market stabilized in 1996 and the first quarter of fiscal 1997, primarily because of a more competitive pricing strategy for PC Card products adopted during fiscal 1995, the success of its combination Ethernet LAN and Modem PC Card, and the introduction of several new PC Card products in late 1996, including the Company's Fast Ethernet PC Card which began shipping in June 1996, its CardBus Ethernet adapter which began shipping in October 1996, and its fourth-generation Combo cards which began shipping in September 1996.

The Company believes that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive for the long-term and thus could continue to result in lower gross profit margins than the Company has earned from such products in the past. The Company believes its current product costs are competitive, and continues to redesign its products for cost savings. In addition, the

                                  XIRCOM, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Company's manufacturing facility, which began volume production in early fiscal 1996 and is now producing all of the Company's PC Card products, is operating at a greater efficiency level than in the first half of fiscal 1996. While the in-house manufacturing facility is expected to continue to have a positive impact on cost reduction efforts, the proportion of revenues derived from the Combo and modem-only PC Cards, which have lower gross profit margins compared to LAN PC Cards and Netaccess products, have negatively impacted overall gross margins and may continue to offset improvements from manufacturing and design efficiencies if such revenue mix changes continue. In addition, there can be no assurances that cost reductions achieved through increased manufacturing efficiencies will keep pace with competitors' cost reductions or will be sufficient in the event of anticipated competitive price reductions to allow price reductions required to maintain or increase market share without adversely affecting gross profit margins.

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

The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. At December 1996, the Company believes its distributors had what the Company considers to be normal levels of inventory overall. However, there can be no assurance that distributors will not choose to reduce inventory levels nonetheless, which would adversely affect net sales.

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

Historically, Netaccess (and previously PRI) has focused its sales and development efforts on the OEM market and has recorded limited sales to date in the end-user market. There can be no assurances that the Company will be able to successfully develop the end-user market for its remote access products or be able to compete effectively with other companies that have significantly greater resources.

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

The Company currently includes software licensed from third parties in certain of its Ethernet+Modem, modem-only, Token Ring and remote access products, which, in the aggregate, accounted for 64% of revenues in the first quarter of fiscal 1997. The Company's operating results could be adversely affected by a number of factors relating to this third-party software, including failure by a licensor to promote or support the software, delays in shipment of the Company's products as a result of delays in the introduction of licensed software or errors in the licensed software, excess customer support costs or product returns experienced by the Company due to errors in licensed software, or termination of the Company's relationship with such licensors.

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

The Company is also subject to additional risk factors as identified in its Annual Report to Shareholders and filing on Form 10-K for the year ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996 the Company had $24.3 million in cash and cash equivalents. The Company's operating activities used cash of approximately $1.4 million in the three-month period ended December 31, 1996, primarily as a result of increases in accounts receivable and inventories offset partially by income from operations and an increase in accounts payable and accrued liabilities. Accounts receivable increased due to higher quarterly revenue and fewer early payment discounts offered in the December 1996 quarter compared to the September 1996 quarter. Inventories increased primarily due to an increase in the volume of PC Card business and to lower revenues in the Netaccess business. The Company had capital expenditures of $2.7 million in the first three months of fiscal 1997 primarily for manufacturing equipment at its Malaysian manufacturing facility. The Company has no material fixed commitments and does not expect an increase in the rate of capital expenditures during the

                                  XIRCOM, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



remainder of fiscal 1997 except that it has signed a letter of intent to purchase its manufacturing facilities in Penang, Malaysia for approximately $5.6 million. The Company is currently evaluating its options for funding the purchase price.

On December 30, 1996, the Company entered into a two-year credit facility with a bank that permits borrowings up to $25.0 million under base rate advances at the prime rate or under London Interbank Offered Rate ("LIBOR") advances at the related LIBOR rate plus 1-1/4%. The new facility replaced the Company's previous credit facility with a financial institution. Advances under the new agreement are based on eligible accounts receivable and inventories and are secured by all U.S.-based assets of the Company. As of December 31, 1996, there was $2.4 million outstanding under this agreement, which expires in December 1998. The Company also has a credit facility in Malaysia totaling $10.8 million with interest ranging from a fixed rate of approximately 7.0% to a variable rate of 1/2% to 1-1/2% over the bank's reference rate. As of December 31, 1996, there was $6.3 million in demand notes and $3.9 million in term loans outstanding under this facility, which expires in December 1998. At December 31, 1996 the Company had approximately $11.7 million in borrowings available under its credit facilities.

On January 16, 1997 the Company announced that it had signed an agreement with Intel Corporation ("Intel") pursuant to which Intel would purchase a 12.5 percent interest in the Company's common stock (2.5 million newly issued shares) and acquire a warrant to purchase an additional 7.5 percent of the Company's common stock (1.5 million newly issued shares). The value of the initial Intel equity investment, which is subject to regulatory approval, is approximately $52 million. The Company intends to use the proceeds from the equity investment for working capital purposes.

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

                                    PART II
                               OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS
             Not applicable.

ITEM 2.      CHANGES IN SECURITIES
             Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             The Annual Meeting of Shareholders of the Company was held on January 17, 1997. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

             (a) The shareholders elected the following persons as directors of the Company: Michael F.G. Ashby, Kenneth J. Biba, Gary J. Bowen, Dirk I. Gates, J. Kirk Mathews, William J. Schroeder, and Delbert W. Yocam. The votes for and against (withheld) each nominee were as follows:

                 Nominee                               Votes For             Votes Withheld
                 -------                               ---------             --------------
                 Michael F.G. Ashby                   18,390,162                 130,536
                 Kenneth J. Biba                      18,388,928                 130,536
                 Gary J. Bowen                        18,385,778                 130,536
                 Dirk I. Gates                        18,345,535                 130,536
                 J. Kirk Mathews                      18,387,695                 130,536
                 William J. Schroeder                 18,387,962                 130,536
                 Delbert W. Yocam                     18,332,462                 130,636

             (b) The shareholders approved an amendment to the Company's 1992 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 6,000,000 shares to 6,600,000 shares. There were 10,322,987 votes in favor of and 7,972,826 votes cast against the amendment. There were 56,835 abstentions.

             (c) The shareholders approved an amendment to the Company's 1992 Director Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 225,000 shares to 425,000 shares. There were 11,314,307 votes in favor of and 6,947,907 votes cast against the amendment. There were 49,274 abstentions.

             (d) The shareholders approved an amendment to the Company's 1994 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder from 250,000 shares to 400,000 shares. There were 17,680,347 votes in favor of and 582,976 votes cast against the amendment. There were 48,165 abstentions.

                                  XIRCOM, INC.

                                    PART II
                               OTHER INFORMATION


             (e) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending September 30, 1997. There were 18,347,423 votes in favor of and 117,686 votes cast against the appointment of Ernst & Young LLP as independent auditors. There were 24,077 abstentions.

ITEM 5.      OTHER ITEMS
             Not applicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
             Exhibits

                 10.29g      Amendment #3 to Loan and Security Agreement, dated
                             as of December 16, 1996 between the CIT
                             Group/Credit Finance, Inc., and Xircom, Inc. and
                             Primary Rate Incorporated
                 10.30       Credit Agreement Among Xircom, Inc., Certain
                             Lenders Named Herein and NationsBank of Texas,
                             N.A. as Administrative Agent, dated as of December
                             30, 1996
                 10.30a      Security Agreement Between Xircom, Inc. as Debtor
                             and NationsBank of Texas, N.A. as Administrative
                             Agent, dated as of December 30, 1996
                 10.30b      Security Agreement Between Netaccess, Inc. as
                             Debtor and NationsBank of Texas, N.A. as
                             Administrative Agent, dated as of December 30,
                             1996
                 10.30c      Intellectual Property Security Agreement Between
                             Xircom, Inc. as Debtor and NationsBank of Texas,
                             N.A. as Administrative Agent, dated as of December
                             30, 1996
                 10.30d      Intellectual Property Security Agreement Between
                             Netaccess, Inc. as Debtor and NationsBank of
                             Texas, N.A. as Administrative Agent, dated as of
                             December 30, 1996
                 10.30e      Subsidiary Guaranty, dated effective December 30,
                             1996, between Netaccess, Inc. and NationsBank of
                             Texas, N.A. as Administrative Agent
                 27          Financial Data Schedule

             (b) Reports on Form 8-K
                 A Report on Form 8-K was filed by the Company on January 23, 1997 pursuant to Item 5 of Form 8-K ("Other Events"). The report related to certain press releases issued by Xircom, Inc. on January 16, 1997 regarding an OEM agreement and an investment agreement between Xircom, Inc. and Intel Corporation, and the release by Xircom, Inc. of its first quarter 1997 earnings. Copies of the press releases were filed as an exhibit to such report.

                                   SIGNATURES
                                   ----------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          XIRCOM, INC.
                                          ------------
                                          (Registrant)


Date:   February 13, 1997                 /s/ Dirk I. Gates
        -----------------                 ------------------------------------
                                          Dirk I. Gates
                                          Chairman of the Board, President and
                                          Chief Executive Officer


Date:   February 13, 1997                 /s/ Steven F. DeGennaro
        -----------------                 ------------------------------------
                                          Steven F. DeGennaro
                                          Vice President, Finance and
                                          Chief Financial Officer