Form 10-Q
period 1997-03-31
XIRCOM INC
filed 1997-05-15
CIK 883905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-Q
                                   (Mark one)

              [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

              [   ]   Transition report pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934


                         Commission file number 0-19856

                         ------------------------------

                                  XIRCOM, INC.
             (Exact name of registrant as specified in its charter)


        CALIFORNIA                                    95-4221884
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)



                           2300 CORPORATE CENTER DRIVE
                         THOUSAND OAKS, CALIFORNIA 91320
               (Address of principal executive offices & zip code)

                  REGISTRANT'S TELEPHONE NUMBER: (805) 376-9300

               ---------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                      ----      ----

   There were 22,774,166 shares of the registrant's $.001 par value Common Stock outstanding as of May 7, 1997.

                                  XIRCOM, INC.

                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets                                                  3

         Condensed Consolidated Statements of Income                                            4

         Condensed Consolidated Statements of Cash Flows                                        5

         Notes to Condensed Consolidated Financial Statements                                 6-8


     Item 2.  Management's Discussion and Analysis
                of Financial Condition and Results of Operations                             9-16


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                17

     Item 2.  Changes in Securities                                                            17

     Item 3.  Defaults Upon Senior Securities                                                  17

     Item 4.  Submission of Matters to a Vote of Security Holders                              17

     Item 5.  Other Items                                                                      17

     Item 6.  Exhibits and Reports on Form 8-K                                                 17

SIGNATURES                                                                                     18

                                  XIRCOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   (Unaudited)
                                                   March 31, 1997     September 30, 1996
                                                   --------------     ------------------
Current assets:
     Cash and cash equivalents                        $  65,537          $  21,377
     Accounts receivable                                 49,408             25,006
     Income tax receivable                                 --                2,652
     Inventories                                         16,680             13,771
     Deferred income taxes                                5,409              5,409
     Other current assets                                 2,643              3,330
                                                      ---------          ---------
Total current assets                                    139,677             71,545
Equipment and improvements, net                          18,030             18,136
Net assets of discontinued operations                    15,557             17,151
Other assets                                                390                369
                                                      ---------          ---------
Total assets                                          $ 173,654          $ 107,201
                                                      =========          =========


Current liabilities:
     Notes payable to bank                            $      --          $   5,100
     Accounts payable                                    14,516             10,260
     Accrued liabilities                                 18,304             18,986
     Current portion of long-term obligations             1,769              1,422
     Accrued income taxes                                 2,656              1,066
                                                      ---------          ---------
Total current liabilities                                37,245             36,834
Long-term obligations                                     1,839              1,860
Deferred income taxes                                     2,904              2,904

Shareholders' equity:
     Common stock                                            23                 20
     Paid-in capital                                    140,483             83,221
     Retained earnings (accumulated deficit)             (8,840)           (17,638)
                                                      ---------          ---------
Total shareholders' equity                              131,666             65,603
                                                      ---------          ---------
Total liabilities and shareholders' equity            $ 173,654          $ 107,201
                                                      =========          =========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                  (In thousands, except per share information)

                                             Three months ended        Six months ended
                                               March 31                  March 31
                                            1997         1996          1997          1996
                                            ----         ----          ----          ----
Net sales                               $  57,140     $  39,978     $ 113,449     $  73,783
Cost of sales                              35,400        26,281        70,893        48,306
                                        ---------     ---------     ---------     ---------
Gross profit                               21,740        13,697        42,556        25,477

Operating expenses:
     Research and development               2,738         2,424         5,679         4,692
     Sales and marketing                   10,401         7,635        20,483        15,749
     General and administrative             1,660         1,524         3,589         3,212
                                        ---------     ---------     ---------     ---------
          Total operating expenses         14,799        11,583        29,751        23,653
                                        ---------     ---------     ---------     ---------
Operating income from continuing
  operations                                6,941         2,114        12,805         1,824
Other income (expense), net                    34          (352)           86          (631)
                                        ---------     ---------     ---------     ---------
Income from continuing operations
  before income taxes                       6,975         1,762        12,891         1,193
Provision for income taxes                  2,092           564         3,867           430
                                        ---------     ---------     ---------     ---------
Income from continuing operations           4,883         1,198         9,024           763
Discontinued operations:
     Operating income (loss), net of
       related tax effects                   (542)          175          (226)         (150)
                                        ---------     ---------     ---------     ---------
Net income                              $   4,341     $   1,373     $   8,798     $     613
                                        =========     =========     =========     =========

Weighted average shares outstanding        21,748        19,448        21,201        19,428
Net income (loss) per share:
  Continuing operations                 $     .22     $     .06     $     .42     $     .04
  Discontinued operations                    (.02)          .01          (.01)         (.01)
                                        ---------     ---------     ---------     ---------
  Net income                            $     .20     $     .07     $     .41     $     .03
                                        =========     =========     =========     =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                            Six months ended
                                                                                 March 31
                                                                           1997           1996
                                                                           ----           ----
Operating activities:
     Income from continuing operations                                   $  9,024     $    763
     Adjustments to reconcile income from continuing operations to net cash used in continuing operating activities:
         Depreciation and amortization                                      3,707        3,050
         Changes in assets and liabilities:
              Accounts receivable                                         (24,402)      (8,891)
              Income tax receivable                                         2,652        7,926
              Inventories                                                  (2,909)      (6,693)
              Other current assets                                            739         (193)
              Accounts payable and accrued liabilities                      3,574        1,750
              Income taxes payable                                          3,603          406
                                                                         --------     --------
     Net cash used in continuing operating activities                      (4,012)      (1,882)
                                                                         --------     --------

     Loss from discontinued operating activities                             (226)        (150)
         Depreciation and amortization                                      1,168          999
         Net change in net assets of discontinued operations                  927       (2,656)
                                                                         --------     --------
     Net cash provided by (used in) discontinued operating activities       1,869       (1,807)
                                                                         --------     --------
     Net cash used in operating activities                                 (2,143)      (3,689)
                                                                         --------     --------

Investing activities:
     Purchases of equipment and improvements                               (3,627)      (5,766)
     Other                                                                    (47)          74
                                                                         --------     --------
     Net cash used in continuing investing activities                      (3,674)      (5,692)
     Net cash used in investing activities of discontinued operations        (501)        (163)
                                                                         --------     --------
     Net cash used in investing activities                                 (4,175)      (5,855)
                                                                         --------     --------

Financing activities:
     Net borrowings under line-of-credit agreement                         (5,100)       8,715
     Proceeds from issuance of long-term debt                                 971        1,800
     Long-term debt repayments                                               (645)        (493)
     Proceeds from issuance of capital stock                               55,252        1,739
                                                                         --------     --------
     Net cash provided by financing activities                             50,478       11,761
                                                                         --------     --------

Net increase in cash                                                       44,160        2,217
                                                                         --------     --------
Cash and cash equivalents at beginning of period                           21,377       13,043
                                                                         --------     --------
Cash and cash equivalents at end of period                               $ 65,537     $ 15,260
                                                                         ========     ========

Supplemental cash flow disclosures:
     Cash paid for interest                                              $    301     $     41
     Cash paid for income taxes                                          $     82     $      -
     Tax benefit related to employee stock options                       $  2,013     $    581

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                  XIRCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997



BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1996, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 1997 and the consolidated results of operations for the three- and six-month periods ended March 31, 1997 and 1996, and cash flows for the six-month periods ended March 31, 1997 and 1996, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1996 annual report on Form 10-K.

The results of operations for the three- and six-month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

NET INCOME PER SHARE

Net income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents (stock options) outstanding. Fully diluted amounts for each period do not materially differ from the amounts presented herein.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") was issued in February 1997 and must be adopted by the Company on December 31, 1997. Early adoption is not permitted, however, all prior year earnings per share data must be restated upon adoption to conform to the new standard. SFAS 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share, which is generally consistent with the fully diluted calculation under present accounting rules, reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities resulted in the issuance of common stock. The Company anticipates that prior period earnings per share, when restated for SFAS 128, will remain unchanged or will be slightly higher. If the Company had been permitted to adopt SFAS 128 in the second quarter of 1997, the Company would have reported basic earnings from continuing operations per common share of $0.23. The impact of

                                  XIRCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997



Statement 128 on fully diluted earnings per share is not expected to be material.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):


                                  March 31      September 30
                                    1997            1996
                                    ----            ----
Finished goods                    $ 7,498        $ 5,723
Subassemblies                         577          1,348
Work-in-process                     2,462            543
Component parts                     6,143          6,157
                                  -------        -------
                                  $16,680        $13,771
                                  =======        =======

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

DISCONTINUED OPERATIONS

On April 14, 1997, the Company announced its intention to divest Netaccess, Inc. ("Netaccess"), its remote access subsidiary and, as a result, will now account for this activity as a discontinued operation. Accordingly, the accompanying financial statements have been prepared to reflect the historical financial position and results of operations of Netaccess as discontinued operations.

                                  XIRCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997



The results of operations of Netaccess, net of related tax effects, have been reported separately as discontinued operations in the Condensed Consolidated Statements of Income. Operating income (loss) from discontinued operations is summarized as follows (in thousands):

                                            Three months              Six months
                                               ended                    ended
                                             March 31                  March 31
                                       1997          1996        1997           1996
                                       ----          ----        ----           ----

Net sales                            $  4,063     $  5,347     $ 10,065     $  9,240
Income (loss) before income taxes    $   (774)    $    257     $   (323)    $   (196)
Income tax provision (benefit)           (232)          82          (97)         (46)
                                     --------     --------     --------     --------
Net income (loss)                    $   (542)    $    175     $   (226)    $   (150)
                                     ========     ========     ========     ========

The net assets of Netaccess, comprised principally of accounts receivable, inventory, fixed assets, goodwill and other intangibles, offset by trade payables and other liabilities, have been classified as Net assets of discontinued operations in the accompanying Condensed Consolidated Balance Sheet for all reported periods.

COMMON STOCK

On February 28, 1997 Intel Corporation ("Intel") completed the purchase of a
12.5 percent interest in the Company's common stock (2,516,405 newly issued shares) and acquired warrants to purchase an additional 7.5 percent of the Company's common stock (1,509,903 newly issued shares). The value of the initial Intel equity investment was approximately $52 million. In addition, the Company and Intel have signed a three-year technology and OEM agreement.

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

RESULTS OF OPERATIONS

The following table sets forth the statements of operations as a percentage of net sales:


                                                         Three months            Six months
                                                           ended                    ended
                                                           March 31                March 31
                                                       1997      1996          1997       1996
                                                       ----      ----          ----       ----

Net sales                                              100.0%    100.0%        100.0%     100.0%
Cost of sales                                          62.0%     65.7%         62.5%      65.5%
                                                       -----     -----         -----      -----
Gross profit                                           38.0%     34.3%         37.5%      34.5%

Operating expenses:
     Research and development                           4.8%      6.1%          5.0%       6.4%
     Sales and marketing                               18.2%     19.1%         18.0%      21.3%
     General and administrative                         2.9%      3.8%          3.2%       4.3%
                                                        ----      ----          ----       ----

                                                       25.9%     29.0%         26.2%      32.0%
                                                       -----     -----         -----      -----
Operating income from continuing
  operations                                           12.1%      5.3%         11.3%       2.5%
Other income (expense), net                             0.1%     (0.9%)         0.1%      (0.9%)
                                                        ----    ------          ----     ------
Income from continuing operations
  before income taxes                                  12.2%      4.4%         11.4%       1.6%
Provision for income taxes                              3.7%      1.4%          3.4%       0.6%
                                                        ----      ----          ----       ----
Income from continuing operations                       8.5%      3.0%          8.0%       1.0%
Discontinued operations:
     Operating income (loss), net of
       income taxes                                    (0.9%)     0.4%         (0.2%)     (0.2%)
                                                       -----      ----        ------     ------
Net income                                              7.6%      3.4%          7.8%       0.8%
                                                        ====      ====          ====       ====

NET SALES

Net sales of LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") (collectively "client products") for the three- and six-month periods ended March 31, 1997 increased 43% and 54%, respectively, from the corresponding prior-year periods primarily due to growth in overall market demand for these products. The growth in channel sell-through may be indicative of several factors: an increased growth rate in shipments of portable PCs, which in turn require network connections; a more competitive pricing strategy adopted by the Company; continuing increased

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



market acceptance of the Company's Combo cards and Fast Ethernet cards; and increased sales of the Company's modem-only PC Card products. Unit shipments of client products for the three- and six-month periods ended March 31, 1997 increased 80% and 94%, respectively, from the corresponding prior year periods but average selling prices declined due to increased competition in the PC Card LAN adapter market and to a continuing shift in mix of products from higher-priced parallel port versions to PC Card versions.

INTERNATIONAL SALES. Total international sales (shipments to customers located outside the U.S.) were 49% of total net sales for each of the three- and six-month periods ended March 31, 1997, compared to 45% and 42% from the comparable prior year periods. PC Card sales in Europe and Asia-Pacific grew at a faster rate than in the U.S. during the 1997 periods primarily because of greater market growth in Asia and shorter delays in 1997 as compared to 1996 between initial shipment of new products in the U.S. and the shipment of internationally approved versions of such products.

GROSS PROFIT

Gross profit margins for the three- and six-month periods ended March 31, 1997 were 38.0% and 37.5%, respectively, compared to 34.3% and 34.5%, respectively, for the comparable prior-year periods. The increase in gross profit as a percentage of net sales was primarily attributable to increased shipments and the resulting decrease in fixed costs as a percentage of total cost of sales, as well as the favorable impact of cost reduction efforts including the successful transition of all the Company's PC Card production to its own manufacturing facility in Penang, Malaysia. A change in the discount structure on products sold into the distribution channel beginning in the September 1996 quarter, and an increase in the percentage of revenue derived from higher-margined Fast Ethernet LAN products also contributed to the increase in gross profit margins. These positive margin impacts were partially offset by the increased portion of sales represented by PC Card products which have lower gross profit margins than the Company's parallel port products, and by selling price reductions on PC Card products. In addition, start-up expenses related to the Malaysian manufacturing facility had a negative impact on gross margins in the December 1995 quarter and, to a lesser extent, in the March 1996 quarter.

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OPERATING EXPENSES

Total operating expenses for the three- and six-month periods ended March 31, 1997 increased by 28% and 26%, respectively, compared to the corresponding prior-year periods primarily due to the continued expansion of product lines and international operations, and an increase in certain sales and marketing programs. Total operating expenses decreased as a percentage of sales for both periods primarily due to increased sales and more focused product development activities. Total operating expenses are expected to increase for the remainder of fiscal 1997 but may fluctuate as a percentage of net sales.

Research and development expenses for the three- and six-month periods ended March 31, 1997 increased by 13% and 21%, respectively, compared to the corresponding prior-year periods. Increased expenses for both periods are due to additional staffing to support expanded product lines as well as the internalization of certain contracted development expenses, offset partially by reduced expenses of the Netwave product line, which was sold in August 1996. Research and development expenses decreased as a percentage of sales due to increased sales and more focused product development efforts. Research and development expenses are expected to continue to increase due to planned expenditures on product enhancements and new product introductions.

Sales and marketing expenses for the three- and six-month periods ended March 1997 increased by 36% and 30%, respectively, compared to the corresponding prior-year periods. The increases are related to additional headcount and marketing activities to support the increased sales levels and expanding markets as well as increased distributor related sales and marketing expenses. As discussed in "Gross profit" above, the Company changed its discount structure on products sold into the distribution channel beginning in the September 1996 quarter and, as a result, improved its gross profit margins. However, the additional gross profit dollars were applied to distributor related expenses, which increased the amount of sales and marketing expenses. Sales and marketing expenses decreased as a percentage of due to the consolidation of certain sales operations and reduced overall promotional spending resulting from a more focused product line. Sales and marketing expenses are expected to increase through the remainder of fiscal 1997 to support planned new product introductions. Sales and marketing expenses are expected to increase through the remainder of fiscal 1997 to support planned new product introductions and additional geographic expansion.

General and administrative expenses for the three- and six-month periods ended March 1997 increased by 9% and 12% respectively compared to the corresponding prior-year periods. This increase was due to the need to support growth in the overall organization. These expenses decreased as a percentage of sales primarily due to increased sales. General and administrative expenses are expected to increase moderately for the remainder of fiscal 1997.

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OTHER INCOME (EXPENSE), NET

Net other income or expense includes interest income from the investment of available cash, early payment discounts earned by the Company offset by early payment discounts taken by customers, foreign currency transaction gains and losses, and interest expense on notes payable and capital leases. Net other income for the fiscal 1997 periods compared to net other expense for the fiscal 1996 periods is due primarily to lower interest expense and higher interest income as a result of increased cash balances and reduced borrowings under the Company's credit facilities.

INCOME TAXES

The Company's effective tax rate for the six months ended March 31, 1997 was 30.0%. The difference between the effective tax rate in the current year and the 35% federal statutory tax rate is due primarily to benefits from the tax holiday status of the Company's operations in Malaysia. The Company's effective tax rate for the six months ended March 31, 1996 was 36% as a result of an expected 32% tax rate for profitable operations in the second quarter of fiscal 1996 and the 25.6% tax benefit related to a pre-tax loss recorded in the first quarter of fiscal 1996.

DISCONTINUED OPERATIONS

The financial results of Netaccess, Inc., which includes remote access server products sold to original equipment manufacturers ("OEMs") and through two-tier distribution channels, have been reported as discontinued operations in the Condensed Consolidated Statements of Income for all periods. Operating loss from discontinued operations, net of income tax benefit, was $226,000 for the six months ended March 31, 1997, compared with $150,000 in the comparable prior year period. Additional information with respect to discontinued operations is included in the Notes to Condensed Consolidated Financial Statements.

RISK FACTORS

The market for portable PC LAN adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card (originally "PCMCIA") LAN adapters in 1993. Companies with greater name recognition in the PC, desktop LAN adapter and PC Card modem industries and with greater financial resources now have a significant presence in the PC Card adapter market. As a result, the Company's net sales and gross profit margins have been and could continue to be adversely impacted by several competitive factors, including increased price competition, new product introductions by

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



competitors, promotional efforts by competitors, any reduction in the Company's percentage market share of the PC Card adapter markets, and the levels of inventories in the Company's distribution channels. Although competition is expected to remain intense, the Company believes its share of the PC Card LAN adapter market stabilized in 1996 and the six months of fiscal 1997, primarily because of a more competitive pricing strategy for PC Card products adopted during fiscal 1995, the success of its combination Ethernet LAN and Modem PC Card, and the introduction of several new PC Card products in late 1996, including the Company's Fast Ethernet PC Card which began shipping in June 1996, its CardBus Ethernet adapter which began shipping in October 1996, and its fourth-generation Combo cards which began shipping in September 1996.

The Company believes that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive for the long-term and thus could continue to result in lower gross profit margins than the Company has earned from such products in the past. In addition, the Company's manufacturing facility, which began volume production in early fiscal 1996 and is now producing all of the Company's PC Card products, is operating at a greater efficiency level than in the first half of fiscal 1996. While the in-house manufacturing facility is expected to continue to have a positive impact on cost reduction efforts, the proportion of revenues derived from the Combo and modem-only PC Cards, which have lower gross profit margins compared to LAN PC Cards, have negatively impacted overall gross margins and may continue to offset improvements from manufacturing and design efficiencies if such revenue mix changes continue. In addition, there can be no assurances that cost reductions achieved through increased manufacturing efficiencies will keep pace with competitors' cost reductions or will be sufficient in the event of anticipated competitive price reductions to allow price reductions required to maintain or increase market share without adversely affecting gross profit margins.

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

The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. At March 1997, the Company believes its distributors had what the Company considers to be normal levels of inventory overall. However, there can be no assurance that distributors will not choose to reduce inventory levels nonetheless, which would adversely affect net sales.

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



There can be no assurances that new products that the Company may introduce will achieve market acceptance or sell through to end users in sufficient quantities to make them viable for the long-term. In addition, the Company may have difficulty in establishing its presence in markets in which it does not have significant brand recognition.

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

With the proliferation of new products and rapidly changing technology in the PC Card market, there is a significant volume of patents or similar intellectual property rights held by third parties. Given the nature of the Company's products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties. These risks may include the following: the cost of licensing a given technology if the Company believes it may be prudent to secure such rights; the claimant may not offer such a license on terms acceptable to the Company; the cost of litigation or settlement of such claims could be substantial regardless of the merits of the allegations; the Company may not prevail in the event of litigation; if the Company did not prevail in litigation, it could be required to pay significant damages, and/or to cease sales and production of infringing products, and only make future sales of a noninfringing design.

The Company currently includes software licensed from third parties in certain of its Ethernet+Modem, modem-only and Token Ring products, which, in the aggregate, accounted for 57% of revenues in the second quarter of fiscal 1997. The Company's operating results could be adversely affected by a number of factors relating to this third-party software, including failure by a licensor to promote or support the software, delays in shipment of the Company's products as a result of delays in the introduction of licensed software or errors in the licensed software, excess customer support costs or product returns experienced by the Company due to errors in licensed software, or termination of the Company's relationship with such licensors.

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

The Company has announced its intention to divest Netaccess, Inc., its remote access subsidiary, and is now accounting for this activity as a discontinued operation. There can be no assurance that a buyer will be found in the near term, or that proceeds from such a divestiture will exceed the carrying value of the net assets of the discontinued operation.

The Company is also subject to additional risk factors as identified in its Annual Report to Shareholders and filing on Form 10-K for the year ended September 30, 1996.

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997 the Company had $65.5 million in cash and cash equivalents. The Company's continuing operating activities used cash of approximately $4 million in the six-month period ended March 31, 1997, primarily as a result of increases in accounts receivable and inventories offset partially by income from operations, income tax refunds received and an increase in accounts payable. Accounts receivable increased due to higher quarterly revenue and fewer early payment discounts offered in the March 1997 quarter compared to the September 1996 quarter. Inventories increased primarily due to an increase in the volume of PC Card business. The Company had capital expenditures of $3.6 million in the first six months of fiscal 1997 primarily for manufacturing equipment at its Malaysian manufacturing facility. The Company has no material fixed commitments and does not expect an increase in the rate of capital expenditures during the remainder of fiscal 1997 except that it has signed a letter of intent to purchase its manufacturing facilities in Penang, Malaysia for approximately $5.6 million. The Company is currently evaluating its options for funding the purchase price.

The Company has a two-year credit facility with a bank that permits borrowings up to $25.0 million under base rate advances at the prime rate or under London Interbank Offered Rate ("LIBOR") advances at the related LIBOR rate plus 1-1/4%. As of March 31, 1997, there were no borrowings outstanding under this agreement, which expires in December 1998. The Company also has a credit facility in Malaysia totaling $10.8 million with interest ranging from a fixed rate of approximately 7.0% to a variable rate of 1/2% to 1-1/2% over the bank's reference rate. As of March 31, 1997, there were no demand notes and $3.6 million in term loans outstanding under this facility, which expires in December 1998. At March 31, 1997 the Company had approximately $33.4 million in borrowings available under its credit facilities.

On March 3, 1997 the Company announced that Intel Corporation ("Intel") had completed the purchase of a 12.5 percent interest in the Company's common stock (2,516,405 newly issued shares) and acquired a warrant to purchase an additional
7.5 percent of the Company's common stock (1,509,903 newly issued shares). The value of the initial Intel equity investment was approximately $52 million. The Company intends to use the proceeds from the equity investment for working capital purposes.

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

                                  XIRCOM, INC.
                            PART II OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
              Not applicable.

ITEM 2.       CHANGES IN SECURITIES
              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              The results of voting at the Annual Meeting of Shareholders of the Company were reported in the Company's Form 10-Q for the period ended December 31, 1996.

ITEM 5.       OTHER ITEMS
              Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              (a)  Exhibits

                  10.31       Xircom,  Inc.  Common  Stock and Warrant  Purchase
                              Agreement,  of January 13,  1997, between Xircom,
                              Inc. and Intel Corporation
                  10.31a      Warrant to Purchase Shares of Common Stock of
                              Xircom, Inc., dated February 28, 1997
                  10.31b      Investor Rights Agreement,  dated February 28,
                              1997,  between Xircom,  Inc. and Intel Corporation
                  27          Financial Data Schedule

              (b) Reports on Form 8-K
                  A Report on Form 8-K was filed by the Company on April 3, 1997 pursuant to Item 5 of Form 8-K ("Other Events"). The report related to a press release concerning finalization of an investment agreement between the Company and Intel Corporation. A copy of the press release was filed as an exhibit to such report.

                  A Report on Form 8-K was filed by the Company on April 23, 1997 pursuant to Item 5 of Form 8-K ("Other Events"). The report related to a press release for the Company's second quarter 1997 earnings. A copy of the press release was filed as an exhibit to such report.

                                   SIGNATURES





Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            XIRCOM, INC.
                                            ------------
                                            (Registrant)


Date: May 14, 1997                          /s/ Dirk I. Gates
      -------------                         -----------------
                                            Dirk I. Gates
                                            Chairman of the Board, President and
                                            Chief Executive Officer



Date: May 14, 1997                          /s/ Steven F. DeGennaro
      ------------                          -----------------------
                                            Steven F. DeGennaro
                                            Vice President, Finance and
                                            Chief Financial Officer