Form 10-Q
period 1997-06-30
XIRCOM INC
filed 1997-08-14
CIK 883905

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                   (Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes [X]  No [ ]

  There were 22,660,938 shares of the registrant's $.001 par value Common Stock outstanding as of August 6, 1997.

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

                                  XIRCOM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                  (Unaudited)
                                                 June 30, 1997    September 30, 1996
                                                 -------------    ------------------
Current assets:
     Cash and cash equivalents                       $ 78,232        $ 21,377
     Accounts receivable, net                          39,642          25,006
     Income tax receivable                                  -           2,652
     Inventories                                       22,482          13,771
     Deferred income taxes                             11,544           5,409
     Other current assets                               2,876           3,330
                                                     --------        --------
Total current assets                                  154,776          71,545
Equipment and improvements, net                        17,798          18,136
Net assets of discontinued operations                       -          17,151
Other assets                                              390             369
                                                     --------        --------
Total assets                                         $172,964        $107,201
                                                     ========        ========

Current liabilities:
     Notes payable to bank                          $       -        $  5,100
     Accounts payable                                  13,619          10,260
     Accrued liabilities                               23,676          18,986
     Current portion of long-term obligations           1,787           1,422
     Accrued income taxes                               2,715           1,066
                                                     --------        --------
Total current liabilities                              41,797          36,834
Long-term obligations                                   1,494           1,860
Deferred income taxes                                   2,904           2,904

Shareholders' equity:
     Common stock                                          23              20
     Paid-in capital                                  141,419          83,221
     Accumulated deficit                             ( 14,673)       ( 17,638)
                                                     --------        --------
Total shareholders' equity                            126,769          65,603
                                                     --------        --------
Total liabilities and shareholders' equity           $172,964        $107,201
                                                     ========        ========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  XIRCOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  (In thousands, except per share information)


                                                 Three months ended          Nine months ended
                                                       June 30                     June 30
                                                  1997        1996           1997          1996
                                               ---------    --------       --------      --------

Net sales                                     $ 50,226      $ 43,919      $ 163,675      $ 117,702
Cost of sales                                   33,315        28,615        104,208         76,921
                                              --------      --------      ---------      ---------
Gross profit                                    16,911        15,304         59,467         40,781

Operating expenses:
     Research and development                    3,162         2,570          8,841          7,262
     Sales and marketing                        11,579         7,811         32,062         23,560
     General and administrative                  2,018         1,649          5,607          4,861
                                              --------      --------      ---------      ---------
          Total operating expenses              16,759        12,030         46,510         35,683
                                              --------      --------      ---------      ---------
Operating income from continuing
  operations                                       152         3,274         12,957          5,098
Other income (expense), net                        479          (455)           565         (1,086)
                                              --------      --------      ---------      ---------
Income from continuing operations
  before income taxes                              631         2,819         13,522          4,012
Provision for income taxes                         189           903          4,056          1,333
                                              --------      --------      ---------      ---------
Income from continuing operations                  442         1,916          9,466          2,679
Discontinued operations:
     Operating income (loss), net of
       related tax effects                           -           619         (  226)           469
     Loss on disposal, net of related tax
       effects                                  (6,275)            -         (6,275)             -
                                              --------      --------      ---------      ---------
Net income (loss)                             $ (5,833)     $  2,535      $   2,965      $   3,148
                                              ========      ========      =========      =========

Weighted average shares outstanding             22,916        19,999         21,808         19,648
Net income (loss) per share:
  Continuing operations                       $   .02       $    .10      $     .43      $     .14
  Discontinued operations                       ( .27)           .03          ( .29)           .02
                                              --------      --------      ---------      ---------
  Net income                                  $ ( .25)      $    .13      $     .14      $     .16
                                              ========      ========      =========      =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  XIRCOM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                               Nine months ended
                                                                                   June 30
                                                                             1997           1996
                                                                             ----           ----
Operating activities:
     Income from continuing operations                                     $  9,466      $  2,679
     Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
         Depreciation and amortization                                        4,928         4,717
         Changes in assets and liabilities:
              Accounts receivable                                          ( 14,636)       (7,488)
              Income tax receivable                                           2,652         7,926
              Inventories                                                   ( 8,711)       (5,698)
              Other current assets                                              413          (692)
              Accounts payable and accrued liabilities                        8,050         3,200
              Income taxes payable                                            3,727         1,599
                                                                           --------      --------
     Net cash provided by continuing operating activities                     5,889         6,243
                                                                           --------      --------

     Income (loss) from discontinued operating activities                    (6,501)          469
     Adjustments to reconcile income (loss) from discontinued
       operations to net cash used in discontinued operating
       activities:
         Depreciation and amortization                                        1,777         1,500
         Deferred income taxes                                               (2,329)            -
         Change in net assets of discontinued operations                      1,068        (5,317)
                                                                           --------      --------
     Net cash used in discontinued operating activities                    (  5,985)       (3,348)
                                                                           --------      --------
     Net cash provided by (used in) operating activities                      (  96)        2,895
                                                                           --------      --------

Investing activities:
     Proceeds from sale of Netaccess, Inc.                                   11,000             -
     Purchases of equipment and improvements                                 (4,659)       (7,024)
     Other                                                                       89           121
                                                                           --------      --------
     Net cash provided by (used in) continuing investing activities           6,430        (6,903)
     Net cash used in investing activities of discontinued operations:
         Purchases of equipment and improvements                               (501)         (257)
                                                                           --------      --------
     Net cash provided by (used in) investing activities                      5,929        (7,160)
                                                                           --------      --------

Financing activities:
     Net borrowings (repayments) under line-of-credit agreement              (5,100)        1,360
     Proceeds from issuance of long-term debt                                   960         3,219
     Long-term debt repayments                                                 (961)        ( 536)
     Proceeds from issuance of capital stock                                 56,123         3,492
                                                                           --------      --------
     Net cash provided by financing activities                               51,022         7,535
                                                                           --------      --------

Net increase in cash                                                         56,855         3,270
Cash and cash equivalents at beginning of period                             21,377        13,043
                                                                           --------      --------
Cash and cash equivalents at end of period                                 $ 78,232      $ 16,313
                                                                           ========      ========

            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  XIRCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997


BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1996, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 1997 and the consolidated results of operations for the three- and nine-month periods ended June 30, 1997 and 1996, and cash flows for the nine-month periods ended June 30, 1997 and 1996, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1996 annual report on Form 10-K.

The results of operations for the three- and nine-month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents (stock options) outstanding. Fully diluted amounts for each period do not materially differ from the amounts presented herein.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") was issued in February 1997 and must be adopted by the Company on December 31, 1997. Early adoption is not permitted, however all prior year earnings per share data must be restated upon adoption to conform to the new standard. SFAS 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share, which is generally consistent with the fully diluted calculation under present accounting rules, reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities resulted in the issuance of common stock. The Company anticipates that prior period earnings per share, when restated for SFAS 128, will remain unchanged or will be slightly higher. If the Company had been permitted to adopt SFAS 128 in the third quarter of 1997, there would have been no change in the amount reported as earnings from continuing operations per common share. The Company therefore does not expect the impact of SFAS 128 on fully diluted earnings per share to be material on future calculations.

                                  XIRCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" were issued in June 1997. In accordance with the provisions of these statements, the presentation and disclosures required will be adopted by the Company in fiscal year 1999.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

                        June 30      September 30
                         1997           1996
                         ----           ----
Finished goods         $10,509        $ 5,723
Subassemblies            2,108          1,348
Work-in-process          2,106            543
Component parts          7,759          6,157
                       -------        -------
                       $22,482        $13,771
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

DISCONTINUED OPERATIONS

On June 30, 1997, the Company completed the sale of Netaccess, Inc. ("Netaccess"), its remote access subsidiary, which resulted in a loss of $6.3 million or $0.27 per share. The accompanying financial statements have been prepared to reflect the historical financial position and results of operations of Netaccess as discontinued operations.

                                  XIRCOM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997



Operating income (loss) from discontinued operations is summarized as follows (in thousands):

                                           Three months                    Nine months
                                               ended                          ended
                                              June 30                        June 30

                                        1997           1996            1997            1996
                                       ------         ------          ------          ------

Net sales                             $ 3,120         $8,304        $   13,185        $17,544
                                      =======         ======        ==========        =======
Operating income (loss) before
  income taxes                        $     -         $  909        $   ( 323)        $   713
Loss on disposal before income
  taxes                                (8,604)             -           (8,604)              -
Income tax provision (benefit)         (2,329)           290           (2,426)            244
                                      --------        ------        ---------         -------
Net income (loss)                     $(6,275)        $  619        $ ( 6,501)        $   469
                                      ========        ======        =========         =======


The net assets of Netaccess, comprised principally of accounts receivable, inventory, fixed assets, goodwill and other intangibles, offset by trade accounts payable and other liabilities, have been classified as Net assets of discontinued operations in the accompanying Condensed Consolidated Balance Sheet.

SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures are as follows:

Cash paid for interest                                 $  399          $  390
Cash paid for income taxes                             $   82          $   20
Tax benefit related to employee stock options          $2,078          $1,050

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

RESULTS OF OPERATIONS

The following table sets forth the statements of operations as a percentage of net sales:

                                                    Three months                      Nine months
                                                       ended                             ended
                                                      June 30                           June 30
                                               1997              1996             1997           1996
                                               ----              ----             ----           ----

Net sales                                     100.0%            100.0%           100.0%         100.0%
Cost of sales                                  66.3%             65.2%            63.7%          65.4%
                                            -------            -------          -------        -------
Gross profit                                   33.7%             34.8%            36.3%          34.6%

Operating expenses:
     Research and development                   6.3%              5.8%             5.4%           6.2%
     Sales and marketing                       23.1%             17.8%            19.6%          20.0%
     General and administrative                 4.0%              3.7%             3.4%           4.1%
                                            -------            -------          -------        -------
                                               33.4%             27.3%            28.4%          30.3%
                                            -------            -------          -------        -------
Operating income from continuing
  operations                                    0.3%              7.5%             7.9%           4.3%
Other income (expense), net                     1.0%           (  1.1%)            0.4%       (  0.9%)
                                            -------            -------          -------        -------
Income from continuing operations
  before income taxes                           1.3%              6.4%             8.3%           3.4%
Provision for income taxes                      0.4%              2.0%             2.5%           1.1%
                                            -------            -------          -------        -------
Income from continuing operations               0.9%              4.4%             5.8%           2.3%
Discontinued operations:
     Operating income (loss), net of
       income taxes                                -              1.4%           (0.2%)           0.4%
     Loss on disposal, net of income
       taxes                                 (12.5%)                 -           (3.8%)              -
                                            -------            -------          -------        -------

Net income (loss)                            (11.6%)              5.8%             1.8%           2.7%
                                            =======            =======          =======        =======



NET SALES

Net sales of LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") (collectively "client products") for the three- and nine-month periods ended June 30, 1997 increased 14% and 39%, respectively, from the corresponding prior-year periods primarily due to growth in overall market demand for these products. The growth in market demand may be indicative of several factors: an increased growth

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



rate in shipments of portable PCs, which in turn require network connections; a more competitive pricing strategy adopted by the Company; continuing increased market acceptance of the Company's Combo cards and Fast Ethernet cards; and increased sales of the Company's modem-only PC Card products. The lower growth rate of net sales in the three-month period compared to the nine-month period was due to a decrease in shipments to distributors in the June 1997 quarter in order to reduce the level of inventories carried in the distribution channel. Unit shipments of client products for the three- and nine-month periods ended June 30, 1997 increased 56% and 77%, respectively, from the corresponding prior year periods, but average selling prices declined due to increased competition in the PC Card LAN adapter market, price reductions on the Combo card and modem products, and a higher mix of LAN-only products which have lower average selling prices than Combo card and modem products.

INTERNATIONAL SALES. Total international sales (shipments to customers located outside the U.S.) were 49% of total net sales for each of the three- and nine-month periods ended June 30, 1997, compared to 50% and 45% from the comparable prior year periods. PC Card sales in Europe and Asia-Pacific grew at a faster rate than in the U.S. during most of 1997 primarily because of greater market growth in Asia and shorter delays between initial shipment of new products in the U.S. and the shipment of internationally approved versions of such products.

GROSS PROFIT

Gross profit margins for the three- and nine-month periods ended June 30, 1997 were 33.7% and 36.3%, respectively, compared to 34.8% and 34.6%, respectively, for the comparable prior-year periods. The decrease in gross profit as a percentage of net sales was primarily attributable to the increased portion of sales represented by PC Card products, which have lower gross profit margins than the Company's parallel port products, and by selling price reductions on Combo card and modem products. These negative margin impacts were partially offset by increased shipments and the resulting decrease in fixed costs as a percentage of total cost of sales, a change in the discount structure on products sold into the distribution channel beginning in the September 1996 quarter, and the favorable impact of cost reduction efforts including the successful transition of all the Company's PC Card production to its own manufacturing facility in Penang, Malaysia. Start-up expenses related to the Malaysian manufacturing facility had a negative impact on gross margins in the December 1995 and March 1996 quarters.

OPERATING EXPENSES

Total operating expenses for the three- and nine-month periods ended June 30, 1997 increased by 39% and 30%, respectively, compared to the corresponding prior-year

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



periods primarily due to the continued expansion of product lines and international operations and an increase in certain sales and marketing programs. Total operating expenses as a percentage of sales for the three-month period ended June 30, 1997 increased compared to the prior year period primarily due to a decrease in shipments to the channel during the quarter without a corresponding decrease in expenses. Total operating expenses decreased as a percentage of sales for the nine-month period ended June 30, 1997 primarily due to increased sales in the first two quarters of fiscal 1997 and more focused product development activities. Total operating expenses are not expected to increase materially for the remainder of fiscal 1997 but are expected to increase in fiscal 1998, and may fluctuate as a percentage of net sales.

Research and development expenses for the three- and nine-month periods ended June 30, 1997 increased by 23% and 22%, respectively, compared to the corresponding prior-year periods. Increased expenses for both periods are due to additional staffing to support expanded product lines, offset partially by reduced expenses of the Netwave product line, which was sold in August 1996. As a percentage of sales, research and development expenses decreased for the nine-month period of 1997 compared to the same period of 1996 due to increased sales and more focused product development efforts. Research and development expenses are expected to continue to increase due to planned expenditures on product enhancements and new product introductions, but may vary as a percentage of sales.

Sales and marketing expenses for the three- and nine-month periods ended June 30, 1997 increased by 48% and 36%, respectively, compared to the corresponding prior-year periods. The increases are related to additional headcount, marketing activities to support the increased sales levels and expanding markets, and increased distributor-related sales and marketing expenses. As discussed in "Gross profit" above, the Company changed its discount structure on products sold into the distribution channel beginning in the September 1996 quarter and, as a result, improved its gross profit margins. However, the additional gross profit dollars were applied to product and marketing programs, which increased the amount of sales and marketing expenses. As a percentage of sales, sales and marketing expenses decreased slightly for the nine months ended June 30, 1997 as compared to the similar period in 1996 primarily due to the consolidation of certain sales operations and reduced overall promotional spending resulting from a more focused product line. Sales and marketing expenses are expected to decrease slightly through the remainder of fiscal 1997 as further consolidation of functions is pursued.

General and administrative expenses for the three- and nine-month periods ended June 30, 1997 increased by 22% and 15%, respectively, compared to the corresponding prior-year periods. The increases were due to the need to support growth in the organization. As a percentage of sales, these expenses decreased for the nine-month period of fiscal 1997 primarily due to increased sales. General and administrative expenses are not expected to increase for the remainder of fiscal 1997 and will vary as a percentage of sales.

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

INCOME TAXES

The Company's effective tax rate for the nine months ended June 30, 1997 was 30.0%. The difference between the effective tax rate in the current year and the 35% federal statutory tax rate is due primarily to benefits from the tax holiday status of the Company's operations in Malaysia. The Company's effective tax rate for the nine months ended June 30, 1996 was 33% as a result of an expected 32% tax rate for profitable operations in the second and third quarters of fiscal 1996 and the 23.6% tax benefit related to a pre-tax loss recorded in the first quarter of fiscal 1996.

DISCONTINUED OPERATIONS

The financial results of Netaccess, which includes remote access server products sold to original equipment manufacturers ("OEMs") and through two-tier distribution channels, have been reported as discontinued operations in the Condensed Consolidated Statements of Operations for all periods. On June 30, 1997, the Company completed the sale of Netaccess resulting in a loss of $6.3 million or $0.27 per share. Operating loss from discontinued operations, net of income tax benefit, was $226,000 for the nine months ended June 30, 1997, compared with a profit of $469,000 in the comparable prior year period. Additional information with respect to discontinued operations is included in the Notes to Condensed Consolidated Financial Statements.

RISK FACTORS

The market for portable PC LAN adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card (originally "PCMCIA") LAN adapters in 1993. Companies with greater name recognition in the PC, desktop LAN adapter and PC Card modem industries and with greater financial resources now have a significant presence in the PC Card adapter market. As a result, the Company's net sales and gross profit margins have been and could continue to be adversely impacted by several competitive factors. Such competitive factors include increased price competition, new product introductions by competitors, promotional efforts by competitors, any reduction in the Company's percentage market share of the PC Card adapter markets, and changes in the level of inventories in the Company's distribution channels. Although competition is expected to remain intense, the Company believes its share of the PC Card LAN

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



adapter market stabilized in 1996 and the first nine months of fiscal 1997. The Company believes such stabilization was achieved primarily due to a more competitive pricing strategy for PC Card products adopted during fiscal 1995, the success of its combination Ethernet LAN and Modem PC Card, and the introduction of several new PC Card products in late 1996 and 1997. Such new products include the Company's Fast Ethernet PC Card which began shipping in June 1996, its CardBus Ethernet adapter which began shipping in October 1996, its fourth-generation Combo cards which began shipping in September 1996, and its Fast Ethernet+Modem 56 Combo cards which began shipping in June 1997.

The Company believes that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive for the long-term and thus could continue to result in lower gross profit margins than the Company has earned from such products in the past. In addition, the Company's manufacturing facility is operating at a greater efficiency level than in the first nine months of fiscal 1996. This manufacturing facility began volume production in early fiscal 1996 and is now producing all of the Company's PC Card products. While the in-house manufacturing facility is expected to continue to have a positive impact on cost reduction efforts, the proportion of revenues derived from the Combo and modem-only PC Cards, which have lower gross profit margins compared to LAN PC Cards, have negatively impacted overall gross margins and may continue to offset any improvements from manufacturing and design efficiencies if such revenue mix changes continue. In addition, there can be no assurances that cost reductions achieved through increased manufacturing efficiencies will keep pace with competitors' cost reductions or will be sufficient in the event of anticipated competitive price reductions to allow price reductions required to maintain or increase market share without adversely affecting gross profit margins.

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

The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. As of June 30, 1997, the Company believes its distributors had what the Company considers to be normal levels of inventory overall. However, there can be no assurance that distributors will not choose to reduce inventory levels nonetheless, which would adversely affect net sales.

There can be no assurances that new products the Company may introduce will achieve market acceptance or sell through to end users in sufficient quantities to make them viable for the long-term. In addition, the Company may have difficulty in establishing its presence in markets in which it does not have significant brand recognition.

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's modem-only PC Card products generally have lower gross profit margins than PC Card LAN adapters, however, increased sales volume from modems would have a positive impact on coverage of fixed manufacturing costs, which in time could partially offset the generally lower margins on modem products.

Because all PC Card products are being manufactured at the Company's own facilities, interruptions in supply of products could occur if the Company is unable to accurately forecast or react to changes in product demand, which in turn could adversely affect future sales. Interruptions could also occur due to political or economic changes in Malaysia.

In summary, gross profit margins are impacted by a number of factors. Such factors include the rate of sales growth, competitive pricing pressures, the mix of product sales, and component and manufacturing costs. In addition, new products often have lower margins until market acceptance and increased volumes permit component cost reductions and manufacturing efficiencies. Frequent product transitions also increase the risk of inventory obsolescence and interruptions of sales.

The Company's corporate headquarters, research and development facilities and other critical business operations are located near major earthquake faults. Operating results could be materially adversely affected in the event of a major earthquake.

A number of additional factors could have an impact on the Company's future operating results. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. While the Company has historically been successful in developing leading technology for its products, ongoing investment in research and development will be required to maintain the Company's technological position and the Company could be required to increase the rate of such investments depending on competitive factors. Many of the Company's competitors have greater financial and technical resources than the Company. It is also possible that networking capability could be included in the PC itself or in extension modules to PCs, which could cause a reduction in the demand for add-on networking devices. The Company's results are also dependent on continued growth in the underlying market for portable networking products as well as the Company's ability to retain its market share.

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

The Company currently includes software licensed from third parties in certain of its Ethernet+Modem, modem-only and Token Ring products, which, in the aggregate, accounted for 60% of revenues in the third quarter of fiscal 1997. The Company's operating results could be adversely affected by a number of factors relating to this third-party software. Such factors include failure by a licensor to promote or support the software, delays in shipment of the Company's products as a result of delays in the introduction of licensed software or errors in the licensed software, excess customer support costs or product returns experienced by the Company due to errors in licensed software, or termination of the Company's relationship with such licensors.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997 the Company had $78.2 million in cash and cash equivalents. The Company's continuing operating activities provided cash of approximately $5.9 million in the nine-month period ended June 30, 1997, primarily as a result of income from operations, income tax refunds received and an increase in accounts payable, offset partially by increases in accounts receivable and inventories. Accounts receivable increased due to higher quarterly revenue and fewer early payment discounts offered in the June 1997 quarter compared to the September 1996 quarter. Inventories and accounts payable increased primarily due to an increase in the volume of business. The Company had capital expenditures related to continuing operations of $4.7 million in the first nine months of fiscal 1997, primarily for manufacturing equipment at its Malaysian manufacturing facility. The Company has no material fixed commitments and does not expect an increase in the rate of capital expenditures during the

                                  XIRCOM, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



remainder of fiscal 1997 except that it has signed a letter of intent to purchase its manufacturing facilities in Penang, Malaysia for approximately $5.6 million. The Company is currently evaluating its options for funding the purchase price.

The Company has a credit facility with a bank that permits borrowings up to $25.0 million under base rate advances at the prime rate or under London Interbank Offered Rate ("LIBOR") advances at the related LIBOR rate plus 1-1/4%. As of June 30, 1997, there were no borrowings outstanding under this agreement. The agreement expires in December 1998. The Company also has a credit facility in Malaysia totaling $10.8 million with interest ranging from a fixed rate of approximately 7.0% to a variable rate of 1/2% to 1-1/2% over the bank's reference rate. As of June 30, 1997, there were no demand notes and $3.3 million in term loans outstanding under this facility This facility expires in December 1998. At June 30, 1997 the Company had approximately $26.8 million in borrowings available under its credit facilities.

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


ITEM 1.       LEGAL PROCEEDINGS
              Not applicable.

ITEM 2.       CHANGES IN SECURITIES
              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES
              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              Not applicable.

ITEM 5.       OTHER ITEMS
              In July 1997, Marc M. Devis was appointed Senior Vice President, Worldwide Sales, Robert W. Bass was appointed Senior Vice President, Worldwide Operations, and Renee Bader was appointed Vice President, Worldwide Marketing for the Company.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
              (a)  Exhibits

                  10.32 Asset Purchase Agreement by and among BTINH Operating Company, Inc. as Buyer, Brooktrout Technology, Inc. as Parent, Netaccess, Inc. as Seller and Xircom, Inc. as Seller's Sole Stockholder, dated June 30, 1997

                  27          Financial Data Schedule

              (b) Reports on Form 8-K

                  A Report on Form 8-K was filed by the Company on April 23, 1997 pursuant to Item 5 of Form 8-K ("Other Events"). The report related to a press release for the Company's second quarter 1997 earnings. A copy of the press release was filed as an exhibit to such report.

                  A Report on Form 8-K was filed by the Company on July 3, 1997 pursuant to Item 5 of Form 8-K ("Other Events"). The report related to a press release related to the completion of the divestiture of the assets of Netaccess, Inc., the Company's remote access subsidiary. A copy of the press release was filed as an exhibit to such report.

                                     SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          XIRCOM, INC.
                                          ------------
                                          (Registrant)


Date: August 12, 1997                     /s/ Dirk I. Gates
      ----------------                    -----------------
                                          Dirk I. Gates
                                          Chairman of the Board, President and
                                          Chief Executive Officer



Date: August 12, 1997                     /s/ Steven F. DeGennaro
      ---------------                     -----------------------
                                          Steven F. DeGennaro
                                          Vice President, Finance and
                                          Chief Financial Officer