Form 10-K
period 1997-09-30
XIRCOM INC
filed 1997-12-15
CIK 883905

SECURITIES AND EXCHANGE COMMISSION WASHINGTON DC 20549

FORM 10-K

   (Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended September 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 0-19856

XIRCOM, INC.
2300 Corporate Center Drive
Thousand Oaks, California 91320
Telephone: (805) 376-9300

CALIFORNIA (State of Incorporation)

95-4221884 (IRS Employer Identification No.)

Securities registered pursuant to section 12(b) of the Act:

Title of Class: COMMON STOCK, $.001 PAR VALUE

Name of Exchange: NASDAQ/NMS

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price of the Common Stock on the Nasdaq Stock Market on November 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $170,194,276. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 22,740,596 at November 14, 1997.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 23, 1998.

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

Xircom was founded in 1988 and pioneered the use of the universal PC parallel port to connect portable PCs to LANs. Xircom's Pocket LAN Adapter(TM) product established the mobile networking market and by 1992 had become the leading solution for portable PC-to-LAN connectivity. In 1992, Xircom was the first company in the industry to ship an adapter compliant with the standards set by the Personal Computer Memory Card International Association ("PCMCIA" or "PC Card"). Through September 30, 1997, the Company has sold more than 3.5 million PC Card or parallel port LAN adapters and remains the market leader in PC Cards for portable PCs.

In 1994 and 1995 Xircom expanded its offerings to include products addressing wide area networking, which enable access to a LAN from a remote location. These products include multifunction LAN adapter and modem PC Cards (Combo cards), and modem-only PC Cards.

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

Trends Toward Smaller, Mobile Computers. Simultaneous with the growth in LANs, continuing technological advances have been made in portable PCs, often referred to as laptop or notebook computers. Growing use of portable computers is being driven by an increasingly mobile workforce requiring a higher level of productivity, including field service personnel, salespeople, consultants, traveling executives, telecommuters and "day extenders," who work at home in the evening or on weekends. An increasing number of workers are now utilizing portable computers as their primary PCs and more business applications are being developed specifically for portable PCs. According to independent market research, portable PC shipments worldwide are expected to grow from 11.8 million in 1996 to over 26 million in 2001.(1) It is also projected that 64% of portable computers shipped in 2001 will be connected to a LAN by 2001(2) compared to 39% in

--------------------------------------------------------------------------------

(1) International Data Corporation, 1997

(2) International Data Corporation, 1997

1996, and that 84% of portable PC users in the U.S. will use their portable as their primary PC by the year 2000.(3)

Remote Access. Over the last several years, there has been a significant increase in the number of PC users accessing a corporate LAN or an on-line service (e.g., America Online, Prodigy, CompuServe or the Internet) from a "remote" location. To do so requires a modem on the client PC and a modem "on the LAN" that serves as a communication gateway to the network (often referred to as a remote access server or communications server). The modem market has grown substantially over the last several years and today nearly all portable PCs are equipped with a modem. The market for PC Card modems is expected to grow from 4.1 million units in 1996 to 11.2 million units by 2001.(4)

PRODUCTS
The Company's products include Ethernet and Token Ring LAN adapters, combination LAN adapters and modems, and modem-only products.

WIRED LAN ADAPTERS FOR PORTABLE PCS
Xircom offers the industry's broadest family of PC Card and parallel port (Pocket) LAN adapters that operate on Ethernet and Token Ring topologies and are compatible with all widely used wiring. Xircom LAN adapters incorporate preconfigured software drivers that support over 50 different network operating systems and communication protocols. Most Xircom adapters include DOS-, Windows-and Windows 95-based menu-driven software for simple, fast installation.

Xircom shipped the industry's first external parallel port LAN adapter, the Pocket Ethernet Adapter(TM), in May 1989, and is currently shipping its third-generation product. Xircom also shipped the first commercially available parallel port adapter for Token Ring networks, the Xircom Pocket Token Ring Adapter(TM), in December 1989. BYTE magazine's 20th anniversary issue named Xircom's original Pocket LAN Adapter as one of the Most Important Networking Products of all time. Net sales from Pocket LAN Adapter products have declined to 4% of Xircom's total net sales in fiscal 1997 and 1% in the fourth quarter of fiscal 1997, compared to 11% in 1996. The percentage of net sales is expected to continue to decline in 1998 as the PC Card becomes the exclusive form factor for connecting peripheral devices to portable PCs.

During 1991, the PCMCIA made possible the development of PC Cards by defining certain dimensional interface standards for use by a variety of PC peripherals, including memory cards, fax/modems, LAN adapters and disk drives. The PC Card interface, or slot, is now incorporated into nearly all portable computers, allowing the PC Card peripheral device, which is the size of a thick credit card, to be inserted. Xircom was first to ship an Ethernet LAN adapter card compliant with the PCMCIA standard in late 1992 and began shipping its CreditCard Ethernet Adapter(TM) in February 1993. The Company commenced shipments of its CreditCard Token Ring Adapter(TM) in December 1993. In June 1996, the Company began shipping its CreditCard Ethernet Adapter 10/100(TM), which supports both 10Mbps and 100Mbps networks, and in October 1996 commenced shipment of the industry's first 32-bit CardBus Ethernet 10/100 Adapter(TM) for connecting CardBus-enabled portable computers to 10 Mbps and 100 Mbps networks. In November 1996, Xircom began shipping its second-generation CreditCard Ethernet Adapter 10/100. Net sales from PC Card LAN adapters were 42% of the total net sales in fiscal 1997 compared to 37% in fiscal 1996.

--------------------------------------------------------------------------------

(3) International Data Corporation, 1997

(4) International Data Corporation, 1997

MULTIFUNCTION ADAPTER/MODEM CARDS
In February 1994, the Company began shipping the first PC Card offering both a LAN adapter and a modem in a single PCMCIA card (a "Combo card"). The CreditCard Ethernet+Modem(TM) adapter quickly achieved market acceptance and received a number of industry awards for technical excellence, including PC Magazine's "1994 Technical Excellence Award" in the Networking Hardware category. The Company commenced shipments of the second-generation CreditCard Ethernet+Modem II(TM) adapter in September 1994 and in July 1995 was the first to ship in volume a combination PC Card product incorporating a V.34 modem with a LAN adapter. In January 1997, Xircom shipped the CreditCard Ethernet Modem 33.6(TM) with GlobalACCESS(TM) features. In July 1997, the Company shipped the industry's first CreditCard Ethernet 10/100+Modem 56(TM) incorporating a 56Kbps modem and 10/100Mbps Ethernet adapter in a single PC Card. This innovative PC Card received PC Computing Magazine's MVP (Most Valuable Product) Award for 1997. The Ethernet+Modem products accounted for 43% of total net sales for fiscal 1997 compared to 44% in fiscal 1996.

PC CARD MODEM
Xircom commenced shipment of the Company's first modem-only PC Card in September 1995. The original CreditCard Modem 28.8(TM) adapter incorporated the latest
V.34 standard and broadened Xircom's remote access solutions by adding a modem-only option for PC notebook users who require high-speed remote access to LANs, commercial on-line service, or the Internet. In October 1996, Xircom shipped its CreditCard Modem 33.6(TM) adapter featuring the new V.34-1996 standard. In July 1997, the Company began shipping its full-featured CreditCard Modem 56-GlobalACCESS(TM) for world travelers. In September 1997, the Company rounded out its modem line with CreditCard Modem 33.6-upgradable (to 56Kbps) and the cost-effective CreditCard Modem 56. The Company also began shipping its CreditCard GSM(TM) PC Card which provides wireless data, fax and Short Message Service (SMS) communications over GSM cellular phones. The PC Card Modem products accounted for 11% of total net sales for fiscal 1997 compared to 7% for 1996.

Xircom expects customers for its PC Card client products to continue to demand higher speeds and bandwidth and is focusing its development efforts on new versions of its PC Card LAN adapters (both 16-bit PCMCIA and 32-bit CardBus buses), and multifunction PC Cards that will combine LAN, modem and ISDN technologies for use with high-bandwidth applications.

OTHER PRODUCTS
Netaccess Products. Netaccess, Inc. ("Netaccess"), the Company's subsidiary which sold digital and analog remote access server products to original equipment manufacturers ("OEMs") and through two-tier distribution channels, was sold by the Company on June 30, 1997 to a wholly-owned subsidiary of Brooktrout Technology, Inc. The sale included all of the net assets of Netaccess including accounts receivable, product inventory, property and equipment, and rights to related intellectual property. The sale resulted in a loss of $6.3 million, net of income tax benefit. The financial results of Netaccess have been reported as discontinued operations for all periods presented in the Company's consolidated financial statements.

INDUSTRY LEADERSHIP
The Company is a worldwide leader in simplifying the installation and configuration of PC Card and CardBus connectivity products by incorporating certain proprietary software coding in its installation routines. The Company has developed an intelligent Windows-based installation utility which now ships with most Xircom adapters. Although the Windows 95 operating system improved the installation process for PC Cards, CardBus adapters and other peripherals, add-on hardware often requires driver updates to enhance features or performance. Therefore, installation utilities and related driver software remain an important feature of the products.

GLOBALACCESS(TM)
The Company ships its products worldwide and therefore has developed a unique GlobalACCESS modem feature set for ease of use internationally. This expertise includes obtaining worldwide homologation with local telephone approvals in over 25 countries including: France, Germany, UK, Japan, Australia, Holland, Denmark, Belgium and Austria. Xircom has developed a modem design which is a single, worldwide solution and has a programmable Data Access Arrangement ("DAA"). Xircom has developed a unique software application called CountrySelect(TM), allowing the global traveler to easily configure the modem DAA as he/she travels from country to country.

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

Some of the Company's technical advancements and accomplishments since 1989 include:

     - Pioneered the use of the PC parallel port for LAN connectivity;

     - Participated with Zenith Data Systems and Intel Corp. in the development of Enhanced Parallel Port ("EPP") technology;

     - Was first to ship an Ethernet PCMCIA/PC Card LAN adapter;

     - Was first to ship a parallel port modem, which offers higher throughput than a serial port modem;

     - Was first to ship a PC Card combining a LAN adapter and a modem;

     - Was first to incorporate full-duplex Ethernet technology in its PC Card LAN adapters, which offers up to twice the data throughput on an Ethernet network;

     - Developed the first wireless LAN adapter fully contained in a PC Card (with no external circuitry);

     - Was first to incorporate and ship 100 Mbps Ethernet technology in a PC Card;

     - Developed the durable MiniDock Connector System cable alternative;

     - Was first to ship a 32-bit CardBus adapter for connecting
       CardBus-equipped notebook computers to 10 Mbps and 100 Mbps networks;

     - Was first to ship a 56 Kbps modem and a 100 Mbps Ethernet adapter on a single PC Card.

Xircom has adopted a Distributed Development Environment ("DDE") to facilitate the remote physical location of some of its engineers. DDE provides structured development methodologies and high-speed network links into Xircom's corporate development network. A key component of DDE is the use of Xircom's products by the engineers that develop and support them. It is believed that DDE results in increased productivity and retention of key employees. At this time program participants include engineers located in Austin, Texas; Provo, Utah; Boise, Idaho; and Kontich, Belgium.

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

The Company's current research and development efforts include ongoing feature enhancement and cost reduction of current products, continued development of higher-speed and higher bandwidth PC Cards, and support for the Company's OEM customers.

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

Approximately 11% of the company's 770 employees were engaged in research and development activities as of September 30, 1997. During fiscal years 1997, 1996 and 1995, the Company incurred research and development expenditures of $12,799,000, $9,537,000 and $13,085,000, respectively.

MARKETING
The Company sells its products primarily through domestic and international distributors. U.S. distributors include major national distributors of computers and networking equipment such as Ingram Micro Inc., Tech Data Corporation and Merisel, Inc., and national reseller organizations such as MicroAge, Inc., Inacom and Vanstar Corporation. The Company also sells directly to major domestic retail chains, such as CompUSA, to portable computer manufacturers and to a number of OEM customers such as Intel Corp.

Internationally the Company sells products through a worldwide network of distributors. In fiscal 1997, 1996 and 1995, international sales (sales to customers outside the U.S.) comprised 52%, 46% and 45%, respectively, of total net sales (see Note Eleven of the accompanying Consolidated Financial Statements). All international sales are denominated in U.S. dollars and may be subject to government controls and other risks, including, in some cases, export licenses, federal restrictions on export, currency fluctuations, political instability, trade restrictions, and changes in tariffs and freight rates. The Company has experienced no material difficulties to date as a result of these factors.

Xircom generally seeks to develop the markets for its products through marketing programs that promote end-user demand. The Company generates brand recognition through trade advertising, participation in trade shows and public relations activities. The Company has a field sales organization and has expanded its inside sales/telemarketing function to create demand by calling directly on resellers, VARs and end-users, but fulfills demand through its distributors. The Company also has field sales persons and support engineers to sell its products to OEMs.

BACKLOG
The Company manufactures its products to its forecast of near-term demand and maintains inventories of finished goods and top-level subassemblies to satisfy customer orders. Product shipments are generally made within four weeks after receipt of orders although some OEM customers submit orders for scheduled deliveries over a longer period. Orders from distribution customers are cancelable without penalty and OEM customers may reschedule or cancel orders outside a certain minimum time period. Accordingly, the Company generally does not seek to maintain any significant backlog, and backlog was not significant at September 30, 1997 or 1996.

COMPETITION
The Company believes that the principal competitive factors in the market for external LAN adapters and indirectly competitive products are brand name recognition; price; support of commonly used topologies, network wiring systems and network operating systems; performance (including data transfer speeds); compatibility with many brands of portable computers; quality and reliability; ease of use; size, especially with respect to the latest subnotebook and handheld portable PCs; and customer support and service.

Similar to the market for external LAN adapters, the principal competitive factors for external modems are brand name recognition; price; performance (primarily throughput, but also error control, connection maintenance and compression); compatibility with many brands of portable computers and software applications; support of industry standards; quality and reliability; ease of use and customer support and service.

The Company's direct competition for parallel port LAN adapters has primarily come from a small number of privately held companies, and Xircom has maintained a dominant market share in this market segment (i.e., over 65%). This market has, however, declined significantly as PC Cards have become the dominant means of network connectivity for portable and notebook uses. The PC Card LAN adapter market has become significantly more competitive, and the Company has a number of competitors that have substantially greater financial, development, manufacturing and marketing resources and market presence than Xircom, including Fujitsu Microelectronics, Inc., Intel Corporation ("Intel") (which purchases its products through an OEM relationship with the Company), International Business Machines Corp. (IBM), Motorola Inc. and 3Com Corporation, including its U.S. Robotics and Megahertz brands (collectively "3Com"). Other manufacturers of desktop LAN adapters offering PC Card adapters include Standard Microsystems Corporation, Madge Networks Limited and Olicom A/S. In the multifunction PC Card market (Ethernet+Modem), the Company's most significant current competitor is 3Com, although other smaller companies, including Ositech Communications Inc. and New Media, also offer Ethernet+Modem PC Cards as does Intel (which purchases its product through an OEM relationship with the Company). In addition, the Company is likely to experience additional competition from other large companies that address other segments of the PC Card market.

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

In the modem-only PC Card market, the competition is significant. 3Com holds a majority market share for PC Card modems and offers a proprietary feature called X-Jack which integrates the RJ-11 phone jack into the PC Card case. Other competitors in this market include Boca Research, Hayes Microcomputer Products, Psion Dacom, Ltd., TDK Systems, and many others, including manufacturers who may hold leading or significant market shares within specific countries. Xircom believes that it can continue to leverage its engineering, sales and manufacturing resources with its V.34-1996 and 56K PC Card modems because of its modem technology and market recognition with its Ethernet+Modem PC Card products. In addition, because nearly all portable PCs utilize a modem, there may be a greater likelihood that modem functionality could be included by the PC manufacturers, and some models include modems today. However, the Company believes that just as for LAN adapters, standard expansion slots like PCMCIA that allow the users of the PCs more flexibility in choice of modems and upgradeability as the technology advances will be a standard for some time to come. In addition, the Company has achieved significant market share in the combination Ethernet+Modem market segment and expects to offer other multifunction cards in the future as a way of differentiating its modem products.

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

Although the Company generally uses standard parts and components for its products, certain key components used in the Company's products are currently available from only one source, and others are available from a limited number of sources. Components currently available from one source include proprietary Ethernet chipsets (used in the CreditCard Ethernet Adapter) fabricated by Symbios Logic and Atmel Corp., a Token Ring chipset from Texas Instruments, Rockwell and Lucent Technologies modem chipsets (used in modem and Combo products) and a standard Motorola microprocessor (used in the modem and Combo products). In addition, other components, including other semiconductor devices, transceivers, transformers and plastic and metal product housings, are available or acquired from a single source or a limited number of sources. Although the Company has not experienced any significant parts shortages over the past year, many of these components require long-lead purchase orders so that flexibility to change order quantities due to changes in demand is limited. Inability to obtain sufficient supplies of these components or develop alternative sources as needed could have a material adverse effect on the Company's operating results.

PROPRIETARY RIGHTS AND LICENSES
The Company seeks to protect its intellectual property rights in certain of its products and technologies through patents, copyrights, trade secrets, and trademarks. The Company holds several United States patents relating to parallel port and PC Card networking and data transfer technologies. Other U.S. patent applications relating to current research and development efforts of the Company are in progress. The Company regularly evaluates the applicability of its patents to other products of third parties. The Company has several license agreements with third parties granting rights related to the Company's parallel port data transfer technology in return for license fee payments or cross-licensing of technology of the licensee. The Company also seeks to protect its proprietary rights through a combination of employee and third-party nondisclosure agreements.

EMPLOYEES
As of September 30, 1997, the Company employed a total of 770 persons, including 186 in sales, marketing and customer support; 87 in engineering and product development; 452 in operations; and 45 in finance and other administrative areas.

The Company's success depends on its continued ability to attract and retain qualified personnel. Competition for such personnel in the computer networking industry is intense and the Company must provide competitive salary, stock incentive and benefit packages to attract such personnel. The Company has development activities in Thousand Oaks, California; Austin, Texas; Provo, Utah; Boise, Idaho; and, Kontich, Belgium. None of the Company's employees is represented by a collective bargaining arrangement. The Company believes that its relations with its employees are good.

FACTORS AFFECTING STOCK PRICE
The market price of Xircom's common stock may fluctuate substantially over short periods of time due to a number of factors, including those factors that could affect Xircom's future financial performance as discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13 to 19 of this document. The price may also be affected by factors which influence the overall market for stocks or the market for stocks of high-technology companies in particular.

EXECUTIVE OFFICERS
The following sets forth certain information with respect to the executive officers of the Company and their ages as of December 1, 1997.

        Name          Age                            Position
Dirk I. Gates               Chairman of the Board, President and Chief Executive
                      36    Officer
Steven F. DeGennaro   34    Vice President, Finance and Chief Financial Officer
Marc M. Devis         37    Senior Vice President, Worldwide Sales
Randall H. Holliday   48    General Counsel and Secretary
Carl E. Russo         41    Executive Vice President and Chief Operating Officer

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

Mr. Devis has served as Senior Vice President, Worldwide Sales since July 1997, Senior Vice President, Europe and AsiaPacific Sales and Marketing since August 1996 and Vice President, Europe and Asia-Pacific Sales and Marketing since January 1995. He had previously served, since June 1991, as Managing Director of Xircom Europe N.V.

Mr. Holliday has served as General Counsel of the Company since January 1995. In December 1993, Mr. Holliday joined the Company as Corporate Counsel. From March 1990 to December 1993, Mr. Holliday was Division Counsel of Abex Aerospace Division, Pneumo Abex Corporation, an aircraft hydraulic components manufacturer.

Mr. Russo has served as Executive Vice President and Chief Operating Officer since February 1997 and Executive Vice President and General Manager since April 1995. From January 1994 to March 1995, Mr. Russo held executive positions at Network Systems Corporation, a manufacturer of high-speed networking equipment and software, most recently as Senior Vice President, Channel Networking Group. From 1991 until 1993, Mr. Russo served as President of FTR, Inc., a professional motor sports team, which filed for liquidation under Chapter 7 of the U.S. Bankruptcy Code in December 1993. From 1985 until 1991, Mr. Russo held executive positions at AT&T Paradyne, a manufacturer of wide area networking products, most recently as Vice President and General Manager, Data Networking Products.

ITEM 2. PROPERTIES
The Company's headquarters are located in 87,000 square feet of a leased facility in Thousand Oaks, California. This facility accommodates corporate administration, engineering, marketing, sales and customer support. Distribution is conducted in a portion of an adjacent 50,000 square-foot leased facility. The Company also leases a manufacturing and distribution facility in Penang, Malaysia; facilities for its European subsidiaries in Kontich, Belgium; Paris, France; Basingstoke, England; Grassbrunn, Germany; and Stockholm, Sweden; and facilities for its Asia-Pacific sales and marketing operations in Singapore; Hong Kong; Tokyo, Japan; and Sydney, Australia. The Company believes its existing facilities are adequate for its current needs and additional facilities proximate to its existing facilities are available for lease to meet future needs.

Financial information regarding leases and lease commitments are contained in Note Ten of Notes to Consolidated Financial Statements on pages 33 to 34 of this document.

ITEM 3. LEGAL PROCEEDINGS
No material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A
        VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK
         AND RELATED SHAREHOLDER MATTERS
Xircom Common Stock began trading on The Nasdaq Stock Market on March 31, 1992 under the symbol XIRC. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends for the foreseeable future. Under the terms of the Company's credit agreement, it is prohibited from declaring or paying dividends without the prior consent of the lender. As of November 25, 1997, there were 375 holders of record of the Company's Common Stock.

Fiscal 1997                                                            High       Low
-------------------------------------------------------------------------------------
FIRST QUARTER                                                         $23 3/4   $15 5/8
SECOND QUARTER                                                        31 1/8    13 7/8
THIRD QUARTER                                                         18 3/4    7 1/2
FOURTH QUARTER                                                        $16 3/8   $11 1/2

Fiscal 1996                                                            High       Low
-------------------------------------------------------------------------------------
First quarter                                                         $14 3/8   $8 7/8
Second quarter                                                        14 1/4    9 1/2
Third quarter                                                         17 1/2    11 1/8
Fourth quarter                                                        $  17     $11 1/4

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected balance sheet and statement of operations data as of and for the fiscal years ended September 30, 1993 through 1997.

(In thousands, except per share amounts)  1997       1996       1995       1994      1993
-----------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Net sales                             $184,575   $166,757   $119,528   $131,580   $82,212
Cost of sales                          126,300    107,437     79,048     63,964    38,093
-----------------------------------------------------------------------------------------
Gross profit                            58,275     59,320     40,480     67,616    44,119
Research and development expenses       12,799      9,537     13,085     11,613     6,882
Sales and marketing expenses            43,012     32,723     37,086     25,194    17,105
General and administrative expenses      8,259      6,543      7,031      5,491     5,073
In-process research and development
  and other nonrecurring charges(1)      2,163      1,505      5,745         --        --
-----------------------------------------------------------------------------------------
Operating income (loss) from
  continuing operations                 (7,958)     9,012    (22,467)    25,318    15,059
Other income (expense), net              3,172     (1,338)       435       (175)      760
-----------------------------------------------------------------------------------------
Income (loss) from continuing
  operations before income taxes        (4,786)     7,674    (22,032)    25,143    15,819
Income tax provision (benefit)          (1,437)     2,506     (7,000)     9,231     6,169
-----------------------------------------------------------------------------------------
Income (loss) from continuing
  operations                            (3,349)     5,168    (15,032)    15,912     9,650
Discontinued operations:
  Operating income (loss), net of
     income taxes                         (226)       784    (43,772)        --        --
  Loss on disposal, net of income
     taxes                              (6,275)        --         --         --        --
-----------------------------------------------------------------------------------------
Net income (loss)(1)                  $ (9,850)  $  5,952   $(58,804)  $ 15,912   $ 9,650
-----------------------------------------------------------------------------------------
Net income (loss) per share --
  continuing operations(1)            $   (.16)  $    .26   $   (.88)  $    .95   $   .59
Net income (loss) per share(1)        $   (.46)  $    .30   $  (3.44)  $    .95   $   .59
BALANCE SHEET DATA
Working capital                       $ 95,501   $ 34,711   $ 25,909   $ 72,590   $57,759
Total assets                          $147,930   $107,201   $ 85,649   $101,015   $75,267
Long-term obligations, net of
  current portion                     $     --   $  1,860   $    597   $    134   $   793
Shareholders' equity                  $113,427   $ 65,603   $ 53,095   $ 82,115   $62,530
-----------------------------------------------------------------------------------------

(1) Fiscal 1997 includes $2,163 ($1,514, net of tax benefit) or $.07 per share for write-off of in-process research and development. Fiscal 1996 includes $1,505 ($1,023 net of tax benefit) or $.05 per share for loss on sale of Netwave product line. Fiscal 1995 includes $5,745 ($3,561 net of tax benefit) or $.21 per share for other nonrecurring charges.

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

RESULTS OF OPERATIONS

(in thousands)                    1997     CHANGE         1996     Change         1995
--------------------------------------------------------------------------------------
Net sales                     $184,575        11%     $166,757        40%     $119,528

NET SALES -- 1997 VERSUS 1996
Net sales increased 11% to $184.6 million in fiscal 1997 from $166.8 million in fiscal 1996 primarily due to increased net sales of LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") (collectively "client products"), which connect portable PCs to networks, the Internet and on-line services (such as America Online). The increase in net sales of client products was primarily due to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of the Company's client products by its distribution and OEM customers. The growth in channel sell-through may be indicative of several factors: an increased growth rate in shipments of portable PCs, which in turn require network connections; a more competitive pricing strategy adopted by the Company during fiscal 1995; continuing increased market acceptance of the Company's Combo cards and Fast Ethernet cards; and increased sales of the Company's modem-only PC Card products. Unit shipments of client products increased 41% in 1997 over 1996 but average selling prices and gross profit declined due to increased competition in the PC Card LAN adapter market and to the continued shift in product mix to PC Card versions from higher-margin parallel port versions. The increase in net sales was offset partially by a reduction in shipments by the Company to its distributors during the fourth quarter of fiscal 1997 in order to reduce the levels of inventories at its distributors and enable the Company to quickly react to market changes. The Company's Credit Card Ethernet+Modem and CreditCard Ethernet Adapter accounted for 43% and 42%, respectively, of 1997 sales and 44% and 37%, respectively, of 1996 sales.

INTERNATIONAL SALES. Total international sales (shipments to customers located outside the U.S.) increased as a percentage of total sales to 52% in 1997 from 46% in 1996. PC Card sales in Europe and Asia-Pacific grew at a faster rate than in the U.S. during 1997 primarily because of greater market growth in Asia and shorter delays in 1997 as compared to 1996 between initial shipment of new products in the U.S. and the shipment of internationally approved versions of such products.

NET SALES -- 1996 VERSUS 1995
Net sales increased in 1996 as compared to 1995 due primarily to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of client products by the Company's distributors. Unit sales of LAN adapter products increased 60% in 1996 compared to 1995. In addition, overall average selling prices in 1996 declined from 1995 due primarily to the increased competition in the PC Card LAN adapter market and to the continued shift in product mix from PC Card versions from higher-margin parallel port versions.

(in thousands)                       1997     CHANGE        1996     Change        1995
---------------------------------------------------------------------------------------
Gross profit                      $58,275       (2%)     $59,320        47%     $40,480
Percentage of net sales             31.6%                  35.6%                  33.9%

GROSS PROFIT -- 1997 VERSUS 1996
Gross profit consists of net sales less cost of sales, which includes product costs (materials, labor, manufacturing overhead and royalty payments to licensers of software incorporated into the

Company's products) and other costs of sales, including provisions for excess and obsolete inventory and warranty expense. The decrease in gross profit as a percent of net sales in 1997 compared to 1996 was primarily attributable to lower average selling prices on client products; the increased portion of sales represented by PC Card products, which have lower gross profit margins than the Company's parallel port products; the increased portion of sales made to OEM customers, which generally have lower gross profit margins than sales made through the Company's distribution partners; and increased inventory reserves charged to cost of sales, related primarily to excess parallel port products. These negative gross profit impacts were partially offset by increased shipments and the resulting decrease in fixed costs as a percentage of total cost of sales, a change in the discount structure on products sold into the distribution channel beginning in the September 1996 quarter, and the favorable impact of cost reduction efforts including the successful transition of all the Company's PC Card production to its own manufacturing facility in Penang, Malaysia. Start-up expenses related to the Malaysian manufacturing facility had a negative impact on gross profit in the first half of fiscal 1996.

GROSS PROFIT -- 1996 VERSUS 1995
The increase in gross profit as a percent of net sales in 1996 compared to 1995 was primarily attributable to increased revenue and the resulting decrease in fixed costs as a percentage of total cost of sales, as well as the favorable impact of cost reduction efforts including the successful transition of all the Company's PC Card production to its own manufacturing facility in Penang, Malaysia. These positive margin impacts were partially offset by the increased portion of sales represented by PC Card products, which have lower gross profit margins than the Company's parallel port products, and to selling price reductions on PC Card products. In addition, start-up expenses related to the Malaysian manufacturing facility had a negative impact on gross margins in the first half of fiscal 1996. The 1995 results also include a $5.7 million inventory reserve charged to cost of sales, related primarily to excess wireless LAN products.

(in thousands)                         1997     CHANGE       1996     Change        1995
----------------------------------------------------------------------------------------
Research and development            $12,799        34%     $9,537      (27%)     $13,085
Percentage of net sales                6.9%                  5.7%                  10.9%

Research and development expenses increased in 1997 in absolute dollars and as a percentage of sales as a result of additional staffing to support expanded product offerings, offset partially by reduced spending on Netwave products. Research and development expenses decreased in 1996 as compared to 1995 in absolute dollars as a result of more focused product development efforts, including reduced spending on Netwave products, notwithstanding higher sales levels. Total expenditures for research and development expenses are likely to increase in 1998 as compared to 1997 in absolute dollars due to planned expenditures on product enhancements and new product introductions.

(in thousands)                       1997     CHANGE        1996     Change        1995
---------------------------------------------------------------------------------------
Sales and marketing               $43,012        31%     $32,723      (12%)     $37,086
Percentage of net sales             23.3%                  19.7%                  31.0%

Sales and marketing expenses increased in 1997 from 1996 due to additional headcount, marketing activities to support the increased sales levels and expanding markets, and increased distributor-related sales and marketing expenses. As discussed in "Gross profit" above, the Company changed its discount structure on products sold into the distribution channel beginning in the September 1996 quarter and, as a result, improved its gross profit margins in that quarter. However, the additional gross profit dollars were applied to product and marketing programs, which increased the amount of sales and marketing expenses. Sales and marketing expenses decreased in 1996 from 1995 as a result of consolidation of certain sales operations, reduced overall promotional spending due to a more focused product line, and reduced headcount through employee attrition. Sales and marketing expenses for fiscal 1998 are expected to increase in absolute dollars to support planned new product introductions.

(in thousands)                          1997     CHANGE       1996     Change       1995
----------------------------------------------------------------------------------------
General and administrative            $8,259        26%     $6,543       (7%)     $7,031
Percentage of net sales                 4.5%                  3.9%                  5.9%

General and administrative expenses increased in 1997 due to the need to support growth in the organization and, to a lesser extent, continued expansion of information systems hardware and software including Year 2000 upgrades. It is expected that general and administrative expenses will increase in absolute dollars in fiscal 1998 to support further growth within the overall organization. During 1997, the Company performed an initial analysis of the impact of computer software issues associated with the Year 2000 and initiated modification efforts. The Company does not anticipate significant future expenditures or a material disruption in operations relating to Year 2000 issues. Costs of the Company's Year 2000 efforts are expensed as incurred.

(in thousands)                          1997     CHANGE       1996     Change       1995
----------------------------------------------------------------------------------------
In-process research and
  development and other
  nonrecurring charges                $2,163        44%     $1,505      (74%)     $5,745
Percentage of net sales                 1.2%                  0.9%                  4.8%

Nonrecurring charges of $2,163,000 ($1,514,000, net of tax benefit) in 1997 consisted of the write-off of in-process research and development associated with the purchase of certain assets from Angia Communications, Inc. Nonrecurring charges of $1,505,000 ($1,023,000, net of tax benefit) in 1996 related to the sale of the Netwave product line. Nonrecurring charges of $5,745,000 ($3,561,000, net of tax benefit) in 1995 related primarily to the sale of certain assets, the write-off of lease obligations on excess and idle facilities, and severance payments related to a reduction in workforce.

TOTAL OPERATING EXPENSES. Excluding nonrecurring charges, total operating expenses were $64,070,000 in 1997 compared to $48,803,000 in 1996 (a 31%
increase). This increase was primarily due to increased product development activities and marketing activities to support the increased sales levels and expanding markets. Excluding nonrecurring charges, total operating expenses in 1996 decreased by 15% as compared to 1995. This decrease was primarily due to more focused product development activities, a reduction in certain promotional spending and reduced headcount through employee attrition.

(in thousands)                         1997     CHANGE         1996     Change     1995
---------------------------------------------------------------------------------------
Other income (expense), net          $3,172        N/A     $(1,338)        N/A     $435
Percentage of net sales                1.7%                  (0.8)%                0.4%

Net other income or expense includes interest income from the investment of available cash, foreign currency transaction gains or losses, and interest expense on notes payable and capital leases.

Interest income was $2,195,000, $473,000 and $1,700,000 in 1997, 1996 and 1995,
respectively. Foreign currency transaction gains (losses) were $2,119,000, $(8,000) and $(83,000) in 1997, 1996 and 1995, respectively. The net other income for 1997 as compared to net other expense for 1996 was due primarily to higher interest income and lower interest expense in 1997 as a result of increased cash balances and reduced borrowings under credit facilities, and due to increased foreign currency transaction gains. The net other expense for 1996 as compared to net other income earned for 1995 was due primarily to lower interest income and higher interest expense in 1996 as a result of reduced cash balances and borrowings under credit facilities.

(in thousands)                       1997     CHANGE       1996     Change         1995
---------------------------------------------------------------------------------------
Income tax provision (benefit)   $(1,437)        N/A     $2,506        N/A     $(7,000)
Effective tax rate                  30.0%                 32.7%                   31.8%

The Company's effective tax rate in 1997 was 30.0%. The difference between the effective tax rate in the current year and the 35% federal statutory tax rate was due primarily to benefits from the tax holiday status of the Company's operations in Malaysia. The Company's effective tax rate in 1996 was comprised of a 32.0% rate for profitable operations in the last three quarters of 1996 and a 23.6% tax benefit related to a pre-tax loss recorded in the first quarter of 1996.

Excluding nonrecurring charges, loss from continuing operations and loss per share from continuing operations for 1997 was $1,835,000 and $0.09, respectively, compared to income from continuing operations and income per share from continuing operations for 1996 of $6,191,000 and $0.31, respectively.

(in thousands)                       1997     CHANGE      1996     Change          1995
---------------------------------------------------------------------------------------
Discontinued operations, net
  of
income taxes                     $(6,501)        N/A      $784        N/A     $(43,772)
Effective tax rate                  22.2%                33.2%                     0.0%

The financial results of Netaccess, which includes remote access server and multi-port modem products sold to original equipment manufacturers and through two-tier distribution channels, have been reported as discontinued operations for all periods presented. On June 30, 1997, the Company completed the sale of Netaccess resulting in a loss of $6,275,000, net of income tax benefit. Operating loss from discontinued operations, net of income taxes, for 1997 was $226,000, compared with a profit of $784,000 for 1996 and a loss of $43,772,000 for 1995. The 1995 loss consisted primarily of the write-off of $40,000,000 of in-process research and development purchased from Primary Rate Incorporated that had not yet reached technological feasibility and accordingly was charged to the Company's operations.

Net loss and net loss per share for 1997 was $9,850,000 and $0.46, respectively, compared to net income and net income per share for 1996 of $5,952,000 and $0.30, respectively.

RISK FACTORS
The market for portable PC LAN adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card (originally "PCMCIA") LAN adapters in 1993. Companies with greater name recognition and market presence than Xircom in the PC, desktop LAN adapter and PC Card modem industries and with greater financial resources now have a significant presence in the PC Card adapter market. As a result, the Company's net sales and gross profit margins have been and could continue to remain subject to continued adverse competitive pressure. Continuing competitive factors include price competition, new product introductions by competitors, promotional efforts by competitors, and changes in the level of inventories in the Company's distribution channels. The Company believes its share of the PC Card LAN adapter market stabilized in 1996 and 1997, due primarily, the Company believes, to a more competitive pricing strategy for PC Card products adopted during fiscal 1995, the success of its combination Ethernet LAN and Modem PC Card, and the introduction of several new PC Card products in late 1996 and 1997. Such new products include the Company's Fast Ethernet PC Card which began shipping in June 1996, its fourth-generation Combo cards which began shipping in September 1996, its CardBus Ethernet adapter which began shipping in October 1996, its Fast Ethernet+Modem 56 Combo cards which began shipping in June 1997, and its 56 Kbps modem PC Card which began shipping in July 1997. However, competition is expected to remain intense and the Company could experience declines in its market share. Moreover, the Company believes that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive for the long-term and thus could continue to result in lower gross profit margins than the Company has earned from such products in the past.

The Company believes that its manufacturing facility is operating at a greater efficiency level than during fiscal 1996. This manufacturing facility began volume production in early fiscal 1996 and is now producing all of the Company's PC Card products. While the in-house manufacturing facility and increased production volumes are expected to continue to have a positive impact on cost reduction efforts, the Company may not be able to achieve significant additional efficiencies from this facility. In addition, the proportion of revenues derived from the Combo and modem-only PC Cards (which have lower gross profit margins compared to LAN PC Cards) and the proportion of revenue derived from the OEM channel (which generally results in lower gross profit margins than sales made through the Company's distribution partners) have negatively impacted overall gross margins and may continue to offset any improvements from manufacturing and design efficiencies if such revenue mix changes continue. There can be no assurances that the Company will be able to achieve cost reductions through increased manufacturing efficiencies in order to keep pace with competitors' cost reductions or in an amount sufficient in the event of anticipated competitive price reductions to allow price reductions required to maintain or increase market share without adversely affecting gross profit margins.

The Company generally ships products within one to four weeks after receipt of orders and therefore its sales backlog is typically minimal. Accordingly, the Company's expectations of future net sales are based largely on its own estimate of future demand and not on firm customer orders. If net sales do not meet expectations, the Company may not be able to reduce expenses commensurately in the near-term, and profitability would be adversely affected.

The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. During the fourth quarter of fiscal 1997, the Company reduced shipments to its distributors in order to reduce the levels of channel inventories and enable the Company to react more quickly to the market. At the end of September 1997, the Company believes its distributors had what the Company considers to be normal levels of inventory overall. However, there can be no assurance that distributors will not choose to reduce inventory levels nonetheless, which would adversely affect net sales.

All of the Company's international sales are denominated in U.S. dollars and may be subject to government controls and other risks, including in some cases, export licenses, federal restrictions on export, currency fluctuations, political instability, trade restrictions, and changes in tariffs and freight rates. Due to recent currency fluctuations impacting the Company's Asian markets, the Company has taken steps to mitigate the impact of such fluctuations on its Asian distributors. The Company has not experienced significant negative impacts to date as a result of these factors, however future changes in local economies or other factors could impact future operations.

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

In summary, gross profit margins are impacted by a number of factors, including the rate of sales growth, competitive pricing pressures, the mix of product sales, the mix of sales made through various channels, and component and manufacturing costs. In addition, new products often have lower margins until market acceptance and increased volumes permit component cost reductions and manufacturing efficiencies. Frequent product transitions also increase the risk of inventory obsolescence and interruptions of sales.

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

The Company currently includes software licensed from third parties in certain of its Ethernet+Modem, modem-only and Token Ring products, which, in the aggregate, accounted for 59% of revenues in fiscal 1997. The Company's operating results could be adversely affected by a number of factors relating to this third-party software. Such factors include failure by a licensor to promote or support the software, delays in shipment of the Company's products as a result of delays in the introduction of licensed software or errors in the licensed software, excess customer support costs or product returns experienced by the Company due to errors in licensed software, or termination of the Company's relationship with such licensors.

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

LIQUIDITY AND CAPITAL RESOURCES
The Company's continuing operating activities provided cash of approximately $5.6 million in 1997, primarily as a result of a decrease in working capital requirements (consisting of a decrease in accounts receivable, offset in part by increases in inventory and income tax receivable), which offset net loss from continuing operations. Investing activities in 1997 provided $3.4 million in cash, primarily as a result of $11.0 million in proceeds from the sale of Netaccess in June 1997. The Company incurred capital expenditures of $6.4 million, primarily related to equipment for increased headcount, manufacturing equipment and leasehold improvements at the Malaysian manufacturing facility, and information systems hardware and software. The Company has no material fixed commitments for capital expenditures, however the Company has made the decision to purchase for cash the Malaysian manufacturing facility which it currently leases. The purchase of the facility would require a capital expenditure of approximately $4.5 million.

The Company's financing activities provided $51.2 million in cash in 1997. On February 28, 1997, the Company sold to Intel Corporation 2,516,405 newly issued shares of the Company's common stock (representing a 12.5 percent interest at the date of issuance) and a warrant to purchase an additional 1,509,903 newly issued shares of the Company's common stock. In consideration, the Company received net cash proceeds of $51.4 million. The warrant is exercisable at a price of $22.85 per share through February 27, 1998, $27.01 per share from February 28, 1998 through February 27, 1999, and $31.16 per share from February 28, 1999 through its expiration on February 27, 2002. The Company intends to use the proceeds from the equity investment for working capital purposes.

The Company has a two-year credit facility with a bank for borrowings up to $25.0 million. Loans under the agreement are advanced based on the Company's accounts receivable and inventories, subject to borrowing formulas and are secured by all U.S.-based assets of the Company. As of September 30, 1997, there were no borrowings outstanding under the agreement. The agreement expires in December 1998. The Company also has a credit facility, denominated in Malaysian ringgit, with a bank in Malaysia totaling $10.8 million. $2.5 million was outstanding under this agreement as of September 30, 1997. All amounts under this facility were repaid by the Company in November 1997. The Company had approximately $14.0 million in borrowings available under its credit facilities as of September 30, 1997.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XIRCOM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share information)
  Fiscal Years Ended September 30                       1997         1996         1995
--------------------------------------------------------------------------------------
Net sales                                           $184,575     $166,757     $119,528
Cost of sales                                        126,300      107,437       79,048
--------------------------------------------------------------------------------------
Gross profit                                          58,275       59,320       40,480
Operating expenses:
  Research and development                            12,799        9,537       13,085
  Sales and marketing                                 43,012       32,723       37,086
  General and administrative                           8,259        6,543        7,031
  In-process research and development and
     other nonrecurring charges                        2,163        1,505        5,745
--------------------------------------------------------------------------------------
Total operating expenses                              66,233       50,308       62,947
--------------------------------------------------------------------------------------
Operating income (loss) from continuing operations    (7,958)       9,012      (22,467)
Other income (expense), net                            3,172       (1,338)         435
--------------------------------------------------------------------------------------
Income (loss) from continuing operations before
  income taxes                                        (4,786)       7,674      (22,032)
Income tax provision (benefit)                        (1,437)       2,506       (7,000)
--------------------------------------------------------------------------------------
Income (loss) from continuing operations              (3,349)       5,168      (15,032)
Discontinued operations:
  Operating income (loss), net of income taxes          (226)         784      (43,772)
  Loss on disposal, net of income taxes               (6,275)           -            -
--------------------------------------------------------------------------------------
Net income (loss)                                   $ (9,850)    $  5,952     $(58,804)
Net income (loss) per share:
  Continuing operations                             $   (.16)    $    .26     $  (0.88)
  Discontinued operations                               (.30)         .04        (2.56)
--------------------------------------------------------------------------------------
Net income (loss)                                   $   (.46)    $    .30     $  (3.44)
Weighted average shares outstanding                   21,560       19,745       17,082
--------------------------------------------------------------------------------------

See accompanying notes

XIRCOM, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)
  September 30                                                         1997        1996
---------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 75,109    $ 21,377
  Accounts receivable, net of allowances for sales returns
     and bad debts of $6,254 ($3,434 in 1996)                         9,549      25,006
  Accounts receivable from related party                              1,348          --
  Income tax receivable                                               5,006       2,652
  Inventories                                                        28,962      13,771
  Deferred income taxes                                               7,075       5,409
  Other current assets                                                2,476       3,330
---------------------------------------------------------------------------------------
Total current assets                                                129,525      71,545
Equipment and improvements, net                                      17,819      18,136
Net assets of discontinued operations                                    --      17,151
Other assets                                                            586         369
---------------------------------------------------------------------------------------
Total assets                                                       $147,930    $107,201
---------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank                                            $     --    $  5,100
  Accounts payable                                                   10,431      10,260
  Accrued liabilities                                                20,107      18,986
  Current portion of long-term obligations                            2,541       1,422
  Accrued income taxes                                                  945       1,066
---------------------------------------------------------------------------------------
Total current liabilities                                            34,024      36,834
Long-term obligations                                                    --       1,860
Deferred income taxes                                                   479       2,904
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, 2,000,000 shares authorized, none issued              --          --
  Common Stock, $.001 par value, 50,000,000 shares authorized;
     22,671,822 shares outstanding at September 30, 1997
     (19,731,142 in 1996)                                                23          20
  Paid-in capital                                                   140,892      83,221
  Accumulated deficit                                               (27,488)    (17,638)
---------------------------------------------------------------------------------------
Total shareholders' equity                                          113,427      65,603
---------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                         $147,930    $107,201
---------------------------------------------------------------------------------------

See accompanying notes

XIRCOM, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                   Common Stock                    Retained
                                                                   Earnings
                                 ----------------    Paid-in     (Accumulated
        (In thousands)           Shares    Amount    Capital       Deficit)        Total
------------------------------------------------------------------------------------------
Balance at September 30, 1994    16,116     $ 16     $ 46,885        $ 35,214     $ 82,115
Issuance of Common Stock for
  acquisition of PRI              2,049        2       22,281              --       22,283
Value of options assumed in
  connection with acquisition
  of PRI                             --       --        2,278              --        2,278
Issuance of Common Stock under
  Employee Stock Purchase Plan       58       --          684              --          684
Exercise of stock options           703        1        2,843              --        2,844
Tax benefit related to
  employee stock options             --       --        1,695              --        1,695
Net loss                             --       --           --         (58,804)     (58,804)
------------------------------------------------------------------------------------------
Balance at September 30, 1995    18,926       19       76,666         (23,590)      53,095
Issuance of Common Stock under
  Employee Stock Purchase Plan      116       --          888              --          888
Exercise of stock options           689        1        3,965              --        3,966
Tax benefit related to
  employee stock options             --       --        1,702              --        1,702
Net income                           --       --           --           5,952        5,952
------------------------------------------------------------------------------------------
Balance at September 30, 1996    19,731       20       83,221         (17,638)      65,603
Issuance of Common Stock          2,516        3       51,358              --       51,361
Issuance of Common Stock under
  Employee Stock Purchase Plan      125       --        1,259              --        1,259
Exercise of stock options           450       --        4,050              --        4,050
Tax benefit related to
  employee stock options             --       --        1,062              --        1,062
Repurchase of Common Stock,
  net                              (150)      --          (58)             --          (58)
Net loss                             --       --           --          (9,850)      (9,850)
------------------------------------------------------------------------------------------
Balance at September 30, 1997    22,672     $ 23     $140,892        $(27,488)    $113,427
------------------------------------------------------------------------------------------

See accompanying notes

XIRCOM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (In thousands)
           Fiscal Years Ended September 30                1997       1996       1995
--------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net income (loss) from continuing operations          $ (3,349)  $  5,168   $(15,032)
  Adjustments to derive cash flows from continuing
     operating activities:
     Depreciation and amortization                         6,499      6,135      5,846
     Deferred income taxes                                 2,043      5,187     (3,760)
     Foreign currency exchange (gain) loss                (2,119)         8         83
     Write-off of in-process research and development      2,163         --         --
     Loss on sale of Netwave product line                     --      1,505         --
     Other                                                    --         81       (107)
  Changes in assets and liabilities, net of the effect
     of acquisition and disposition:
     Accounts receivable                                  14,109    (13,920)     9,329
     Income tax receivable                                (2,354)     5,710     (8,362)
     Inventories                                         (15,191)     1,026     (1,710)
     Prepaid expenses and other current assets               854     (1,684)      (415)
     Accounts payable and accrued liabilities              1,996     (1,792)    12,432
     Income taxes payable                                    941      1,627      1,892
--------------------------------------------------------------------------------------
  Net cash provided by continuing operating activities     5,592      9,051        196
  Net cash used in operating activities of
     discontinued operations                              (5,984)    (4,569)    (5,114)
--------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities         (392)     4,482     (4,918)
INVESTING ACTIVITIES
  Purchases of equipment and improvements                 (6,437)    (8,309)   (13,626)
  Decrease in other assets                                   338        728         46
  Proceeds from sale of Netaccess, Inc.                   11,000         --         --
  Proceeds from sale of Netwave product line                  --      1,000         --
  Acquisitions, net of cash acquired                      (1,463)        --    (24,387)
  Purchases of short-term investments                         --         --    (13,975)
  Proceeds from sale of short-term investments                --         --     51,047
--------------------------------------------------------------------------------------
  Net cash provided by (used in) continuing investing
     activities                                            3,438     (6,581)      (895)
  Net cash used in investing activities of
     discontinued operations                                (501)    (1,288)       (98)
--------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities        2,937     (7,869)      (993)
FINANCING ACTIVITIES
  Proceeds from issuance of common stock                  56,612      4,854      3,528
  Proceeds from issuance of debt obligations                 960      8,526      1,200
  Repayment of debt obligations                           (6,385)    (1,659)      (153)
--------------------------------------------------------------------------------------
Net cash provided by financing activities                 51,187     11,721      4,575
Net increase (decrease) in cash and cash equivalents      53,732      8,334     (1,336)
Cash and cash equivalents at beginning of period          21,377     13,043     14,379
--------------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $ 75,109   $ 21,377   $ 13,043
--------------------------------------------------------------------------------------

See accompanying notes

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The accompanying consolidated financial statements include the accounts of Xircom, Inc. (the "Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

BUSINESS
The Company designs, manufactures, markets and supports products that allow notebook PCs to connect to a network either locally or remotely.

CASH AND CASH EQUIVALENTS
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest. Interest income totaled $2,195,000, $473,000 and $1,700,000 for fiscal 1997, 1996 and 1995, respectively, and is included in Other income (expense), net in the accompanying Consolidated Statements of Operations.

CONCENTRATION OF CREDIT RISK
The Company sells its products primarily through large two-tier distributors or original equipment manufacturers. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material bad debts or collection problems. As of September 30, 1997 and 1996, three customers accounted for a total of 33% and 35%, respectively, of total trade accounts receivable. Accounts receivable from related party represents amounts due from Intel Corporation.

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

REVENUE RECOGNITION
The Company recognizes revenue from product sales when shipped. The Company generally provides a lifetime limited warranty against defects in the hardware component and a two-year limited warranty on the software component of its network adapters and modem products. In addition, the Company provides telephone support to purchasers of its products as needed to assist them in installation or use of the products. The Company makes provisions for these costs in the period of sale. The Company also has contractual agreements which permit distributors and dealers to return products or receive price protection credits under certain circumstances. The Company makes a provision for the estimated amount of product returns or credits that may occur under these contracts in the period of sale.

NONRECURRING CHARGES
In fiscal 1997, the Company recorded a charge to operations of $2,163,000 ($1,514,000, net of tax benefit) for the write-off of in-process research and development in connection with the purchase of certain assets from Angia Communications, Inc., a developer and manufacturer of

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

PC Card products. In fiscal 1996, the Company recorded a charge to operations of $1,505,000 ($1,023,000, net of tax benefit) for the sale of all assets and intellectual property related to its Netwave wireless LAN product line. In fiscal 1995, the Company recorded charges to operations of $5,745,000 ($3,561,000, net of tax benefit) related to the sale of certain assets, the write-off of excess and idle facilities and severance payments related to a reduction in workforce.

FOREIGN CURRENCY TRANSLATION
The functional currency of the Company's foreign subsidiaries is the U.S. dollar. To date, substantially all of the Company's sales have been denominated in U.S. dollars. Gains (losses) from foreign currency transactions and re-measurement totaled $2,119,000, $(8,000) and $(83,000) for fiscal 1997, 1996 and 1995, respectively, and are recognized currently in the Consolidated Statements of Operations.

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred.

NET INCOME (LOSS) PER SHARE
Net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents (stock options and warrants) outstanding. Fully diluted amounts for each period do not materially differ from the amounts presented herein.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") was issued in February 1997 and must be adopted by the Company on December 31, 1997. Early adoption is not permitted, however all prior year earnings per share data must be restated upon adoption to conform to the new standard. SFAS 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share, which is generally consistent with the fully diluted calculation under present accounting rules, reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities resulted in the issuance of common stock. The Company anticipates that prior period earnings per share, when restated for SFAS 128, will remain unchanged or will be slightly higher. If the Company had been permitted to adopt SFAS 128 in fiscal 1997, there would have been no change in the amount reported as loss from continuing operations per common share. The Company does not expect the impact of SFAS 128 on fully diluted earnings per share to be material on future calculations.

In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

LICENSING AGREEMENTS
The Company has entered into agreements with third parties to license software and hardware that is incorporated into or sold with certain of the Company's products. Royalties associated with such licenses are accrued and expensed as cost of goods sold when the products are shipped.

ADVERTISING COSTS
The Company expenses advertising costs as incurred. Advertising expense totaled $4,753,000, $3,094,000 and $4,954,000 for fiscal 1997, 1996 and 1995, respectively.

USE OF ESTIMATES
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The industry in which the Company operates is characterized by rapid technological change and short product life cycles. As a result, estimates are required to provide for product returns, price protection, product obsolescence and warranty returns. Historically, actual amounts recorded under these programs have not varied significantly from estimated amounts. Actual results may differ, however, from those estimates, although management does not believe that any differences would materially affect the Company's financial position or reported results.

STOCK OPTIONS
Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. Accordingly, the financial statements do not include any expense related to employee stock option awards. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." See Note Eight.

RECLASSIFICATIONS
Certain reclassifications of prior year amounts have been made for purposes of consistent presentation.

NOTE TWO: DISCONTINUED OPERATIONS

In June 1995, the Company acquired the assets and assumed the liabilities and outstanding stock options of Primary Rate Incorporated ("PRI"), later renamed as Netaccess, Inc. ("Netaccess"). The purchase price, net of cash acquired and proceeds from exercise of options and warrants, totaled approximately $50,279,000, including assumed stock options which had an associated value of $2,278,000. The purchase price was paid using funds from the Company's working capital and through the issuance of 2,049,019 shares of common stock which had a value at issuance of $22,283,000. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and liabilities were recorded at their estimated fair market values at the date of acquisition. Approximately $40,000,000 of the total purchase price represented the value of in-process research and development that had not yet reached technological feasibility and accordingly was charged to the Company's operations.

On March 31, 1997, the Company decided to discontinue its multi-port modem and remote access server business and on June 30, 1997, completed the sale of Netaccess. Proceeds of the

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sale were $11,000,000. The accompanying financial statements have been prepared to reflect the historical financial position and results of operations of Netaccess as discontinued operations for all periods presented.

The net assets of Netaccess, comprised principally of accounts receivable, inventory, deferred tax asset, fixed assets, goodwill and other intangibles, offset by trade accounts payable and other liabilities, have been classified as Net assets of discontinued operations in the accompanying Consolidated Balance Sheets. See Note Nine for cash flow information for the discontinued operations.

Operating income (loss) from discontinued operations is summarized as follows (in thousands):

                                                       1997        1996         1995
--------------------------------------------------------------------------------------
Net sales                                             $13,185     $26,549     $  7,037
--------------------------------------------------------------------------------------
Operating income (loss) before income tax provision
  (benefit)                                           $  (323)    $ 1,174     $(43,772)
Income tax provision (benefit)                            (97)        390           --
--------------------------------------------------------------------------------------
Operating income (loss), net of tax                      (226)        784      (43,772)
--------------------------------------------------------------------------------------
Loss on disposal before income tax benefit             (8,604)         --           --
Income tax benefit                                     (2,329)         --           --
--------------------------------------------------------------------------------------
Loss on disposal, net of tax benefit                   (6,275)         --           --
--------------------------------------------------------------------------------------
Total discontinued operations, net of tax             $(6,501)    $   784     $(43,772)
--------------------------------------------------------------------------------------

NOTE THREE: INVENTORIES

Inventories consist of the following (in thousands):

September 30,                                                       1997         1996
-------------------------------------------------------------------------------------
Finished goods                                                   $17,984     $  5,617
Sub-assemblies                                                     2,441        1,348
Work-in-process                                                    1,253          650
Component parts                                                    7,284        6,156
-------------------------------------------------------------------------------------
                                                                 $28,962     $ 13,771
-------------------------------------------------------------------------------------

NOTE FOUR: EQUIPMENT AND IMPROVEMENTS

Equipment and improvements consist of the following (in thousands):

September 30                                                        1997         1996
-------------------------------------------------------------------------------------
Equipment                                                       $ 25,337     $ 22,214
Furniture and fixtures                                             3,504        4,997
Leasehold improvements                                             7,135        7,256
-------------------------------------------------------------------------------------
                                                                  35,976       34,467
Less accumulated depreciation and amortization                   (18,157)     (16,331)
-------------------------------------------------------------------------------------
                                                                $ 17,819     $ 18,136
-------------------------------------------------------------------------------------

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE FIVE: ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

September 30                                                         1997        1996
-------------------------------------------------------------------------------------
Payroll and related benefits                                      $ 2,918     $ 4,032
Warranty reserve                                                    4,041       3,204
Accrued marketing costs                                             4,281       3,115
Excess and idle facilities cost                                     2,347       3,593
Other                                                               6,520       5,042
-------------------------------------------------------------------------------------
                                                                  $20,107     $18,986
-------------------------------------------------------------------------------------

NOTE SIX: BANK BORROWINGS AND LONG-TERM OBLIGATIONS

Notes payable to bank as of September 30, 1996 consisted of $2,600,000 payable to a bank and $2,500,000 payable to a financial institution, both due and repaid in fiscal 1997.

Long-term obligations consist of the following (in thousands):

September 30                                                         1997        1996
-------------------------------------------------------------------------------------
Term loans                                                        $ 2,536     $ 3,234
Other                                                                   5          48
-------------------------------------------------------------------------------------
Total long-term obligations                                         2,541       3,282
Less current portion                                                2,541       1,422
-------------------------------------------------------------------------------------
                                                                  $    --     $ 1,860
-------------------------------------------------------------------------------------

On November 8, 1995, the Company entered into a one-year credit agreement with a financial institution for borrowings up to a maximum of $15,000,000 at the prime rate plus 1 1/4 percent. The agreement expired in December 1996.

On December 30, 1996, the Company entered into a two-year credit facility with a bank for borrowings up to $25,000,000 at the prime rate or at a LIBOR-based rate. Loans under the agreement are advanced based on the Company's accounts receivable and inventories, subject to borrowing formulas and are secured by all U.S.-based assets of the Company. As of September 30, 1997, there were no borrowings outstanding under the agreement.

The Company has a credit facility with another bank, denominated in Malaysian ringgit, that permits borrowings under a bankers acceptance agreement, at a fixed rate of 7.18%, and on a revolving credit and term loan basis at the bank's reference rate plus 1.0% (10.5% as of September 30, 1997). As of September 30, 1997, $2,536,000 was outstanding under both the revolving credit and term loan provisions of this agreement ($3,834,000 as of September 30, 1996) and there were no amounts outstanding under the bankers acceptance agreement ($2,000,000 as of September 30, 1996). Subsequent to September 30, 1997, all amounts under this facility were repaid by the Company. The carrying value of the Company's bank borrowings approximates their fair values due to both the variable market interest rates and short-term maturities of these borrowings.

The Company had approximately $14,042,000 in borrowings available under its credit facilities as of September 30, 1997. Interest expense totaled $478,000, $766,000 and $63,000 for fiscal 1997, 1996 and 1995, respectively.

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE SEVEN: INCOME TAXES

The income tax provision (benefit) includes the following (in thousands):

                                                      1997          1996          1995
--------------------------------------------------------------------------------------
Current:
  Federal                                          $(3,785)      $(1,785)      $(3,048)
  State                                                 --           131            --
  Foreign                                              945           766            --
--------------------------------------------------------------------------------------
                                                    (2,840)         (888)       (3,048)
--------------------------------------------------------------------------------------
Deferred:
  Federal                                            1,403         3,394        (7,524)
  State                                             (1,754)          813            --
  Valuation allowance                                1,754          (813)        3,572
--------------------------------------------------------------------------------------
                                                     1,403         3,394        (3,952)
--------------------------------------------------------------------------------------
                                                   $(1,437)      $ 2,506       $(7,000)
--------------------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

September 30                                                       1997          1996
-------------------------------------------------------------------------------------
Book reserves not deductible for tax                            $ 8,443       $ 4,186
Book in excess of tax depreciation                                1,918           277
Net operating loss carryforward and credit                        5,960         3,134
-------------------------------------------------------------------------------------
     Total deferred tax asset                                    16,321         7,597
Valuation allowance                                              (3,263)       (1,509)
-------------------------------------------------------------------------------------
     Deferred tax asset, net                                     13,058         6,088
-------------------------------------------------------------------------------------
Foreign operations                                               (5,252)       (3,132)
Other                                                            (1,210)         (451)
-------------------------------------------------------------------------------------
     Total deferred tax liabilities                              (6,462)       (3,583)
-------------------------------------------------------------------------------------
     Net deferred tax asset                                     $ 6,596       $ 2,505
-------------------------------------------------------------------------------------

Balance sheet classification of the net deferred tax asset is as follows (in thousands):

September 30                                                       1997          1996
-------------------------------------------------------------------------------------
Current deferred tax asset                                      $ 7,075       $ 5,409
Noncurrent deferred tax liability                                  (479)       (2,904)
-------------------------------------------------------------------------------------
                                                                $ 6,596       $ 2,505
-------------------------------------------------------------------------------------

At September 30, 1997 the Company has net operating loss carryforwards for federal tax and state tax purposes of approximately $3,558,000 and $443,000, respectively, which expire during the period 2001 through 2011. The amount of the federal net operating loss and a portion of the state net operating loss that may be used to offset taxable income and income taxes in future years are subject to certain change in ownership and pre-acquisition loss limitations.

A valuation allowance for deferred tax assets was established in 1995 to reflect the uncertainty of the availability of the loss carryback generated in 1995, applicable to state income taxes. For 1996, the valuation allowance was reduced due to the realization of state deferred losses that were originally valued. For 1997, an additional valuation allowance was created due to the

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

uncertainty of the future realization of the deferred tax asset generated in 1997 applicable to state income states. A reconciliation of the provision (benefit) for income taxes with the tax (benefit) computed by applying the 35% federal statutory tax rate is as follows (in thousands):

                                                            1997       1996        1995
---------------------------------------------------------------------------------------
Computed expected tax (benefit)                          $(1,675)    $2,686     $(7,711)
State income taxes, net of federal benefit                    --        163      (1,198)
Research and development credit                               --       (110)         --
Foreign operations                                          (566)       (39)         --
Valuation allowance on deferred tax asset                    680         --       2,177
Tax exempt FSC and interest income                            --       (157)       (303)
Other                                                        124        (37)         35
---------------------------------------------------------------------------------------
                                                         $(1,437)    $2,506     $(7,000)
---------------------------------------------------------------------------------------

At September 30, 1997, foreign earnings of $14,327,000 have been retained indefinitely by subsidiary companies for reinvestment, on which no additional U.S. tax has been provided. If repatriated, additional taxes of approximately $4,789,000 on these earnings, net of available foreign tax credit carryforwards, would be due. Income (loss) before income taxes for all foreign operations was $12,282,000, $5,547,000 and $(638,000) for fiscal 1997, 1996 and 1995, respectively.

NOTE EIGHT: COMMON STOCK AND RELATED PLANS

On February 28, 1997, the Company sold to Intel Corporation 2,516,405 newly issued shares of the Company's common stock (representing a 12.5 percent interest at the date of issuance) and a warrant to purchase an additional 1,509,903 newly issued shares of the Company's common stock. In consideration, the Company received net cash proceeds of $51,361,000. The warrant is exercisable at a price of $22.85 per share through February 27, 1998, $27.01 per share from February 28, 1998 through February 27, 1999, and $31.16 per share from February 28, 1999 through its expiration on February 27, 2002.

During fiscal 1997, the Company purchased 150,000 shares of Common Stock from a director of the Company, with substantially all of the proceeds contributed by the director to the Company as capital.

The Company's Stock Option Plan (1992 Plan), as amended, authorizes a total of up to 6,600,000 shares of Common Stock for issuance as either incentive stock options with exercise prices which may not be less than fair market value at the date of grant, or nonqualified stock options. The options generally vest over three to four years and have terms of five to seven years. The 1992 Director Stock Option Plan (Director Plan) provides for the grant of nonqualified options for a total of up to 425,000 shares of Common Stock to non-employee members of the Board of Directors. The options are granted at fair market value as of the date of grant and vest over a four-year period. The Company established the 1995 Stock Option Plan (1995 Plan) in connection with the acquisition of PRI. Unvested options to purchase shares of PRI were converted into options to purchase shares of the Company's common stock with vesting rights similar to the 1992 Plan. Options to purchase 232,363 shares of the Company were granted under the 1995 Plan. As of September 30, 1997, the Company had 876,807 shares of common stock available for future grant under its stock option plans.

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a summary of activity for the Company's stock option plans:

                                                              Option price per share
                                                          -------------------------------
                                           Number of                           Weighted-
                                             shares        Low       High       Average
-----------------------------------------------------------------------------------------
Outstanding at October 1, 1994              2,119,262     $0.33     $26.50         $ 9.32
  Granted                                   2,245,577     $1.29     $22.50         $10.62
  Exercised                                  (703,376)    $0.33     $16.75         $ 4.04
  Canceled                                 (1,124,256)    $1.29     $26.50         $16.33
-----------------------------------------------------------------------------------------
Outstanding at September 30, 1995           2,537,207     $0.33     $19.50         $ 8.83
  Granted                                   1,150,550     $9.00     $17.13         $12.16
  Exercised                                  (688,963)    $0.33     $11.50         $ 5.67
  Canceled                                   (679,300)    $1.29     $19.50         $10.20
-----------------------------------------------------------------------------------------
Outstanding at September 30, 1996           2,319,494     $1.29     $17.13         $11.04
  Granted                                   1,428,900     $8.63     $29.00         $14.17
  Exercised                                  (449,493)    $1.29     $15.50         $ 9.01
  Canceled                                   (593,777)    $1.86     $29.00         $13.42
-----------------------------------------------------------------------------------------
Outstanding at September 30, 1997           2,705,124     $7.63     $27.75         $12.48
-----------------------------------------------------------------------------------------

Information regarding stock options outstanding as of September 30, 1997 is as follows:

                                  Options Outstanding                Options Exercisable
                        ----------------------------------------
                                                     Weighted-      ----------------------
                                      Weighted-       Average                   Weighted-
                                       Average       Remaining                   Average
                                       Exercise     Contractual                  Exercise
                         Shares         Price           Life        Shares        Price
------------------------------------------------------------------------------------------
Under $11.00            1,147,354         $10.12      4.82 years    279,780         $10.16
$11.00 - $14.00         1,024,597         $12.09      5.49 years    236,004         $11.73
Over $14.00               533,173         $18.32      5.54 years     52,246         $15.61

As of September 30, 1997, 1996 and 1995, stock options to purchase 568,030, 443,863 and 604,864 shares were exercisable at weighted average exercise prices of $11.32, $9.47 and $6.01, respectively.

The Company's 1994 Employee Stock Purchase Plan (ESPP) allows employees to purchase Common Stock of the Company, through payroll deductions, at 85% of the market value of the shares at the beginning or end of the offering period, whichever is lower. The plan provides for the grant of rights to employees to purchase up to a total of 400,000 shares of common stock. During fiscal 1997, 124,782 shares were issued under the plan at prices ranging from $7.86 to $14.45. During fiscal 1996, 116,149 shares were issued under the plan at a price of $7.65 and during fiscal 1995, 57,537 shares were issued under the plan at prices ranging from $9.88 to $14.66. As of September 30, 1997, 101,532 shares were available for issuance under this plan.

Subsequent to the end of fiscal 1997, the Board of Directors approved the authorization of an additional 900,000 shares for issuance under the 1992 Plan and 200,000 shares under the ESPP, subject to shareholder approval at the next Annual Meeting of Shareholders.

If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

weighted average fair value of options granted after September 30, 1995, its net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                                       1997       1996
--------------------------------------------------------------------------------------
Net income (loss)                                                  $ (9,850)    $5,952
Pro forma stock compensation expense, net                            (2,056)      (461)
--------------------------------------------------------------------------------------
Pro forma net income (loss)                                        $(11,906)    $5,491
--------------------------------------------------------------------------------------
Pro forma income (loss) per share                                  $   (.55)    $  .29
--------------------------------------------------------------------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for fiscal 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years.

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk-free interest rates of 6.1% and 6.0%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .60; and expected life of the options of 4 years. These assumptions resulted in weighted-average fair values of $7.30 and $6.23 per share for stock options granted in 1997 and 1996, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

The Company maintains a defined contribution 401(k) plan under which its U.S. employees are eligible to participate. Participants may make, within certain limitations, voluntary contributions based upon a percentage of their compensation. The Company makes matching contributions based on a participant's contribution up to a specified maximum percentage of the participant's contribution. Participants vest in the Company's contributions based on years of service. Company contributions were $174,000, $65,000 and $69,000 for fiscal 1997, 1996 and 1995, respectively.

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE NINE: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(in thousands)                                               1997        1996         1995
------------------------------------------------------------------------------------------
Cash paid
  Interest                                                $   491     $   763     $     61
  Income taxes                                            $    82     $    51     $  3,383
Non-cash transactions
  Tax benefit related to employee stock options           $ 1,062     $ 1,702     $  1,695
------------------------------------------------------------------------------------------
Reconciliation of assets acquired and liabilities
  assumed
  Fair value of assets acquired                           $ 2,463     $    --     $ 52,644
  Liabilities assumed                                      (1,000)         --       (1,956)
  Less: Non-cash consideration                                 --          --      (26,301)
------------------------------------------------------------------------------------------
    Cash paid for acquisition                             $ 1,463     $    --     $(24,387)
------------------------------------------------------------------------------------------
Cash flows from discontinued operating activities
  Income (loss) from discontinued operating activities    $(6,501)    $   784     $(43,772)
  Adjustments to derive cash flows from discontinued
    operating activities:
    Write-off of in-process research and development           --          --       40,000
    Depreciation and amortization                           1,777       2,028          632
    Deferred income taxes                                  (2,329)         --           --
    Change in net assets of discontinued operations         1,069      (7,381)      (1,974)
------------------------------------------------------------------------------------------
Net cash used in discontinued operating activities        $(5,984)    $(4,569)    $ (5,114)
------------------------------------------------------------------------------------------
Cash flows from investing activities of discontinued
  operations
  Purchases of equipment and improvements                 $  (501)    $(1,288)    $    (98)
------------------------------------------------------------------------------------------

NOTE TEN: COMMITMENTS AND CONTINGENCIES

The Company leases its facilities and certain equipment under operating leases expiring on various dates through 2005. Rent expense was $1,512,000, $1,447,000 and $1,737,000 for fiscal 1997, 1996 and 1995, respectively. As of September 30, 1997, the minimum future rental payments under all noncancelable operating leases for facilities and equipment are as follows (in thousands):

                                                                          Operating
                                  Fiscal year                               leases
         ---------------------------------------------------------------------------
           1998                                                              $ 2,170
           1999                                                                1,863
           2000                                                                1,542
           2001                                                                1,578
           2002                                                                1,603
           Thereafter                                                          4,330
         ---------------------------------------------------------------------------
                                                                             $13,086
         ---------------------------------------------------------------------------

Future minimum rentals to be received under noncancelable subleases as of September 30, 1997 totaled $527,000.

Under certain license agreements (see Note One), the Company is required to pay specified amounts of per unit royalties based on sales of certain of its products. Some of these agreements also contain minimum quarterly and annual volume requirements. Certain of these agreements expire on specific dates, others continue in effect as long as the technology is incorporated into

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company's products, and some can be terminated by either party after specified notice periods. Royalties under these agreements amounted to $740,000, $1,490,000, and $2,129,000 for fiscal 1997, 1996 and 1995, respectively.

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

      (in thousands)        United States       Europe      Asia     Eliminations    Total
--------------------------------------------------------------------------------------------
Fiscal 1997
  Net sales to
     unaffiliated
     customers                   $ 98,677       $53,941   $ 31,957     $       --   $184,575
  Intercompany sales               83,159            --    132,397       (215,556)        --
--------------------------------------------------------------------------------------------
  Total sales                    $181,836       $53,941   $164,354      $(215,556)  $184,575
  Operating income (loss)
     from continuing
     operations                  $(17,304)      $   131   $ 10,296      $  (1,081)  $ (7,958)
  Identifiable assets            $118,780       $15,513   $ 26,149      $ (12,512)  $147,930
--------------------------------------------------------------------------------------------
Fiscal 1996
  Net sales to
     unaffiliated
     customers                   $ 99,573       $45,865   $ 21,319     $       --   $166,757
  Intercompany sales               59,594            17     64,915       (124,526)        --
--------------------------------------------------------------------------------------------
  Total sales                    $159,167       $45,882   $ 86,234      $(124,526)  $166,757
  Operating income from
     continuing operations       $  1,853       $   572   $  5,339      $   1,248   $  9,012
  Identifiable assets            $ 80,801(1)    $13,980   $ 21,842      $  (9,422)  $107,201
--------------------------------------------------------------------------------------------
Fiscal 1995
  Net sales to
     unaffiliated
     customers                   $ 85,734       $33,794   $     --     $       --   $119,528
Intercompany sales                 31,135            --      3,057        (34,192)        --
--------------------------------------------------------------------------------------------
  Total sales                    $116,869       $33,794   $  3,057      $ (34,192)  $119,528
  Operating income (loss)
     from continuing
     operations                  $(20,384)      $  (291)  $     21      $  (1,813)  $(22,467)
  Identifiable assets            $ 81,443(1)    $ 9,786   $  5,489      $ (11,069)  $ 85,649
--------------------------------------------------------------------------------------------

(1) Identifiable assets includes net assets of discontinued operations of $17,151,000 and $10,510,000 as of September 30, 1996 and 1995, respectively.

Total export sales (sales to unaffiliated foreign entities) were $10,347,000, $9,582,000 and $19,782,000 for fiscal 1997, 1996 and 1995, respectively. Net sales to one customer in excess of 10% of total net sales was 17%, 21% and 20% for fiscal 1997, 1996 and 1995, respectively. Net sales to Intel Corporation were less than 10% of total net sales in fiscal 1997 (see Note Eight).

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE TWELVE: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

 (in thousands, except per                            Quarter ended
        share data)           Dec. 31   Mar. 31   June 30        Sept. 30       Fiscal Year
-------------------------------------------------------------------------------------------
Fiscal 1997
  Net sales                   $56,309   $57,140   $50,226        $ 20,900        $ 184,575
  Gross profit (loss)          20,816    21,740    16,911          (1,192)          58,275
  Net income (loss)             4,457     4,341    (5,833) (1)    (12,815)(2)       (9,850)
  Net income (loss) per
     share                    $   .22   $   .20   $  (.25) (1)   $   (.57)(2)    $    (.46)
-------------------------------------------------------------------------------------------
Fiscal 1996
  Net sales                   $33,805   $39,978   $43,919        $ 49,055        $ 166,757
  Gross profit                 11,780    13,697    15,304          18,539           59,320
  Net income (loss)              (760)    1,373     2,535           2,804(3)         5,952
  Net income (loss) per
     share                    $  (.04)  $   .07   $   .13        $    .14(3)     $     .30
-------------------------------------------------------------------------------------------

(1) In the third quarter of fiscal 1997, net loss includes $6,275,000 or $.29 per share for loss on sale of Netaccess, Inc.

(2) In the fourth quarter of fiscal 1997, net loss includes $1,514,000 or $.07 per share for the write-off of in-process research and development.

(3) In the fourth quarter of fiscal 1996, net income includes $1,023,000 or $.05 per share for nonrecurring charges.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
THE BOARD OF DIRECTORS AND SHAREHOLDERS
XIRCOM, INC.

We have audited the accompanying consolidated balance sheets of Xircom, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xircom, Inc. at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                        /s/ ERNST & YOUNG LLP



Woodland Hills, California
October 20, 1997

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to directors of Xircom is incorporated by reference from the information under the caption "Election of Directors -- Nominees" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

Information with respect to executive officers of Xircom is incorporated by reference to Item 1 of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from the information under the captions "Executive Officer Compensation" and "Certain Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated by reference from the information under the captions "Principal Shareholders" and "Election of Directors -- Nominees" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference from the information under the caption "Certain Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K
(a)(1) The following consolidated financial statements of Xircom, Inc. and the Report of Independent Auditors, are included in Item 8 of this document:

                                                                               Page in
                                                                              Form 10-K
        Consolidated Statements of Operations -- Years ended September 30,
        1997, 1996 and 1995                                                     20
        Consolidated Balance Sheets at September 30, 1997 and 1996              21
        Consolidated Statements of Shareholders' Equity -- Years ended
        September 30, 1997, 1996 and 1995                                       22
        Consolidated Statements of Cash Flows -- Years ended September 30,
        1997, 1996 and 1995                                                     23
        Notes to Consolidated Financial Statements                             24-35
        Report of Ernst & Young LLP, Independent Auditors                       36

   (2)  Consolidated financial statement schedule:
        Schedule II -- Valuation and Qualifying Accounts                        39

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

SCHEDULE II
XIRCOM, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                     Additions
                                                      Charged
                                      Balance at        to                         Balance
                                      Beginning      Costs and                    at End of
            Description               of Period      Expenses      Deductions      Period
-------------------------------------------------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1997
DEDUCTED FROM ASSET ACCOUNTS:
  ALLOWANCE FOR SALES RETURNS AND
     BAD DEBTS                          $3,434        $28,872       $ 26,052       $ 6,254
-------------------------------------------------------------------------------------------
LIABILITY RESERVES:
  WARRANTY                              $3,204        $ 3,170       $  2,333       $ 4,041
-------------------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 1996
Deducted from asset accounts:
  Allowance for sales returns and
     bad debts                          $3,425        $15,277       $ 15,268       $ 3,434
-------------------------------------------------------------------------------------------
Liability reserves:
Warranty                                $1,800        $ 7,049       $  5,645       $ 3,204
-------------------------------------------------------------------------------------------

YEAR ENDED SEPTEMBER 30, 1995
Deducted from asset accounts:
  Allowance for sales returns and
     bad debts                          $2,911        $21,592       $ 21,078       $ 3,425
-------------------------------------------------------------------------------------------
Liability reserves:
  Warranty                              $1,295        $ 4,821       $  4,316       $ 1,800
-------------------------------------------------------------------------------------------

(3) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit
Number                              Description of Document
-------   ----------------------------------------------------------------------------
 2.1      Agreement and Plan of Reorganization By and Among Xircom, Inc., a California
          Corporation, Xircom, Inc., a Delaware Corporation, and Primary Rate
          Incorporated, a Delaware Corporation, dated April 12, 1995 (incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K dated June 22,
          1995, No. 0-19856)
 3.1      Amended Articles of Incorporation of Xircom, Inc. (incorporated by reference to Exhibit 3.1 of the Company's report on Form 10-Q for the quarter ended
          March 31, 1992)
 3.2      Bylaws of Xircom, Inc. (incorporated by reference to Exhibit 3.3 of
          Amendment No. 3 to the Company's registration statement on Form S-1, No.
          33-45667)
 4.1      Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Amendment No. 3 to the Company's registration statement on Form S-1, No.
          33-45667)
10.1      Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended March 31, 1992)
10.9      Stock Option Plan of the Company, as amended and restated on January 17,
          1997, and forms of agreement thereunder (incorporated by reference to
          Exhibit 4.1 of the Company's registration statement on Form S-8 filed on
          April 17, 1997, No. 333-25367)
10.10     1992 Director Stock Option Plan of the Company, as amended and restated on
          January 17, 1997, and forms of agreement thereunder (incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-8 filed on April 17, 1997, No. 333-25367)
10.15     Form of Distributor Agreement (1)
10.20     Agreement of Substitution, dated as of September 1, 1990, between Willemijn
          Houdstermaatschappij BV and the Company (1)(2)
10.26     1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit
          10.26 of the Company's report on Form 10-K for the year ended September 30,
          1993)
10.27     Facility lease agreement, dated as of March 29, 1994, between Metropolitan
          Life Insurance Company and the Company (incorporated by reference to Exhibit
          10.1 of the Company's report on From 10-Q for the quarter ended March 31,
          1994)
10.28     Facility lease agreement, dated as of March 29, 1994, between Metropolitan
          Life Insurance Company and the Company (incorporated by reference to Exhibit
          10.2 of the Company's report on From 10-Q for the quarter ended March 31,
          1994)
10.30     Credit Agreement Among Xircom, Inc., Certain Lenders Named Herein and
          NationsBank of Texas, N.A. as Administrative Agent, dated as of December 30,
          1996 (incorporated by reference to Exhibit 10.30 of the Company's report on
          Form 10-Q for the quarter ended December 31, 1996)
10.30a    Security Agreement Between Xircom, Inc. as Debtor and NationsBank of Texas,
          N.A. as Administrative Agent, dated as of December 30, 1996 (incorporated by reference to Exhibit 10.30 of the Company's report on Form 10-Q for the quarter ended December 31, 1996)
10.30c    Intellectual Property Security Agreement Between Xircom, Inc. as Debtor and
          NationsBank of Texas, N.A. as Administrative Agent, dated as of December 30,
          1996 (incorporated by reference to Exhibit 10.30 of the Company's report on
          Form 10-Q for the quarter ended December 31, 1996)

Exhibit
Number                              Description of Document
-------   ----------------------------------------------------------------------------
10.31     Xircom, Inc. Common Stock and Warrant Purchase Agreement, of January 13,
          1997, between Xircom, Inc. and Intel Corporation (incorporated by reference to Exhibit 10.31 of the Company's report on Form 10-Q for the quarter ended
          March 31, 1997)
10.31a    Warrant to Purchase Shares of Common Stock of Xircom, Inc., dated February
          28, 1997 (incorporated by reference to Exhibit 10.31 of the Company's report on Form 10-Q for the quarter ended March 31, 1997)
10.31b    Investor Rights Agreement, dated February 28, 1997, between Xircom, Inc. and
          Intel Corporation (incorporated by reference to Exhibit 10.31 of the
          Company's report on Form 10-Q for the quarter ended March 31, 1997)
10.32     Asset Purchase Agreement by and among BTINH Operating Company, Inc. as
          Buyer, Brooktrout Technology, Inc. as Parent, Netaccess, Inc. as Seller and
          Xircom, Inc. as Seller's Sole Stockholder, dated June 30, 1997 (incorporated by reference to Exhibit 10.32 of the Company's report on Form 10-Q for the quarter ended June 30, 1997)
21.1      Subsidiaries of Xircom, Inc. (see page 42)
23.1      Consent of Ernst & Young LLP, Independent Auditors (see page 43)
24.1      Power of Attorney (see page 44)
27.1      Financial Data Schedule

---------------

(1)Incorporated by reference to corresponding exhibit number of the Company's registration statement on Form S-1, No. 33-45667

(2)Confidential treatment granted as to certain portions of this Exhibit

(b) Reports on Form 8-K:

A Report on Form 8-K was filed by the Company on October 8, 1997 pursuant to
Item 5 of Form 8-K ("Other Events"). The report related to a press release issued by the Company on October 2, 1997 regarding the Company's announcement of the acquisition of selected assets from Angia Communications, Inc. and a corresponding one-time charge of $0.07 per share in the fourth quarter of fiscal 1997. A copy of the press release was filed as an exhibit to such report.

A Report on Form 8-K was filed by the Company on September 24, 1997 pursuant to
Item 5 of Form 8-K ("Other Events"). The report related to a press release issued by the Company on September 11, 1997 regarding the Company's announcement of its shift to a new speed-based distribution model, its estimated fourth quarter 1997 operating results and its new worldwide sales organization. A copy of the press release was filed as an exhibit to such report.

                                                                    EXHIBIT 21.1

SUBSIDIARIES OF THE COMPANY

Xircom Europe N.V.
Xircom Asia PTE LTD
Xircom FSC, Inc.
Xircom, Inc. (Delaware)
Xircom Operations (Malaysia) SDN. BHD.
Xircom U.K., Ltd.
Xircom France, S.A.R.L.
Xircom Deutschland GmbH
Xircom AB
Xircom Asia Limited
Xircom Asia Pacific Ltd.

                                                                    EXHIBIT 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements pertaining to the 1992 Director Stock Option Plan, 1992 Stock Option Plan, 1995 Stock Option Plan and 1994 Employee Stock Purchase Plan and in the Registration Statement (Form S-3 No. 33-93972) and in the related Prospectus of Xircom, Inc. of our report dated October 20, 1997, with respect to the consolidated financial statements and schedule of Xircom, Inc., included in this Annual Report (Form 10-K) for the year ended September 30, 1997.

                                        /s/ ERNST & YOUNG LLP




Woodland Hills, California
December 12, 1997

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           XIRCOM, INC.

Date: December 12, 1997
                                           By: /s/ DIRK I. GATES
                                              ----------------------------------
                                               Dirk I. Gates
                                               Chairman of the Board
                                               President and Chief Executive
                                               Officer

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

                  SIGNATURE                           TITLE                 DATE

/s/ DIRK I. GATES                              Chairman of the       December 12, 1997
---------------------------------------------  Board, President and
Dirk I. Gates                                  Chief Executive
                                               Officer (Principal
                                               Executive Officer)
/s/ STEVEN F. DEGENNARO                        Vice President,       December 12, 1997
---------------------------------------------  Finance and Chief
Steven F. DeGennaro                            Financial Officer
                                               (Principal Financial
                                               Officer)

/s/ MICHAEL F.G. ASHBY                         Director              December 12, 1997
---------------------------------------------
Michael F.G. Ashby

/s/ KENNETH J. BIBA                            Director              December 12, 1997
---------------------------------------------
Kenneth J. Biba

/s/ GARY J. BOWEN                              Director              December 12, 1997
---------------------------------------------
Gary J. Bowen

/s/ J. KIRK MATHEWS                            Director              December 12, 1997
---------------------------------------------
J. Kirk Mathews

/s/ WILLIAM J. SCHROEDER                       Director              December 12, 1997
---------------------------------------------
William J. Schroeder

/s/ DELBERT W. YOCAM                           Director              December 12, 1997
---------------------------------------------
Delbert W. Yocam