Form 10-Q
period 1997-12-31
XIRCOM INC
filed 1998-02-13
CIK 883905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended December 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-19856


XIRCOM, INC.
(Exact name of registrant as specified in its charter)


CALIFORNIA  (State or other jurisdiction of incorporation or organization)

95-4221884  (IRS Employer Identification No.)

2300 Corporate Center Drive
Thousand Oaks, California  91320
(Address of principal executive offices & zip code)

Registrant's telephone number:  (805) 376-9300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No ______
    -----

There were 22,752,463 shares of the registrant's $.001 par value Common Stock outstanding as of February 4, 1998.

XIRCOM, INC.
TABLE OF CONTENTS

                                                                                  Page in
                                                                                Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets                                        3

         Condensed Consolidated Income Statements                                     4

         Condensed Consolidated Statements of Cash Flows                              5

         Notes to Condensed Consolidated Financial Statements                       6-7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             8-14

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                          15

ITEM 2.   CHANGES IN SECURITIES                                                      15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                            15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        15

ITEM 5.   OTHER ITEMS                                                                15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                           15

SIGNATURES                                                                           16

PART 1. FINANCIAL INFORMATION
XIRCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
(In thousands)                              December 31, 1997             September 30, 1997
---------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                  $ 69,418                        $ 75,109
     Accounts receivable, net                     19,238                          10,897
     Income tax receivable                         5,006                           5,006
     Inventories                                  27,538                          28,962
     Deferred income taxes                         7,075                           7,075
     Other current assets                          2,420                           2,476
---------------------------------------------------------------------------------------------
Total current assets                             130,695                         129,525
Equipment and improvements, net                   23,576                          17,819
Other assets                                         693                             586
---------------------------------------------------------------------------------------------
Total assets                                    $154,964                        $147,930
---------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                           $ 13,320                        $ 10,431
     Accrued liabilities                          22,676                          20,107
     Current portion of long-term
      obligations                                      -                           2,541
     Accrued income taxes                          1,942                             945
---------------------------------------------------------------------------------------------
Total current liabilities                         37,938                          34,024

Deferred income taxes                                479                             479

Shareholders' equity:
     Common stock                                     23                              23
     Paid-in capital                             141,582                         140,892
     Accumulated deficit                         (25,058)                        (27,488)
---------------------------------------------------------------------------------------------
Total shareholders' equity                       116,547                         113,427
---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity      $154,964                        $147,930
---------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

XIRCOM, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share information)
Three Months Ended December 31                              1997          1996
-------------------------------------------------------------------------------
Net sales                                                $52,545       $56,309
Cost of sales                                             34,417        35,493
-------------------------------------------------------------------------------
Gross profit                                              18,128        20,816

Operating expenses:
 Research and development                                  3,539         2,941
 Sales and marketing                                      10,277        10,082
 General and administrative                                2,071         1,929
-------------------------------------------------------------------------------
     Total operating expenses                             15,887        14,952
-------------------------------------------------------------------------------
Operating income from continuing operations                2,241         5,864
Other income, net                                          1,224            52
-------------------------------------------------------------------------------
Income from continuing operations before income taxes      3,465         5,916
Provision for income taxes                                 1,035         1,775
-------------------------------------------------------------------------------
Income from continuing operations                          2,430         4,141
Discontinued operations:
 Operating income, net of income taxes                         -           316
-------------------------------------------------------------------------------
Net income                                               $ 2,430       $ 4,457
-------------------------------------------------------------------------------

Basic and diluted earnings per share:
 Continuing operations                                   $   .11       $   .20
 Discontinued operations                                       -           .02
-------------------------------------------------------------------------------
 Net income                                              $   .11       $   .22
-------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

XIRCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


(In thousands)
  Three Months Ended December 31                           1997         1996
-------------------------------------------------------------------------------
Operating activities:

   Income from continuing operations                      $ 2,430     $ 4,141
   Adjustments to derive cash flows from continuing
     operating activities:
        Depreciation and amortization                       1,733       1,633
        Foreign currency exchange gain                     (  228)    (   183)
             Changes in assets and liabilities:
               Accounts receivable                         (8,341)    (13,433)
               Inventories                                  1,424     ( 3,547)
               Other current assets                            56         418
               Accounts payable and accrued liabilities     5,686       8,677
               Income taxes payable                         1,003       1,827
-------------------------------------------------------------------------------
   Net cash provided by (used in) continuing operating
    activities                                              3,763      (  467)
   Net cash used in operating activities of discontinued
    operations                                                  -      (1,001)
-------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities      3,763      (1,468)
-------------------------------------------------------------------------------

Investing activities:
   Purchases of equipment and improvements                 (7,490)     (2,385)
   Other                                                   (  107)     (    7)
-------------------------------------------------------------------------------
   Net cash used in continuing investing activities        (7,597)     (2,392)
   Net cash used in investing activities of discontinued
    operations                                                  -      (  337)
-------------------------------------------------------------------------------
   Net cash used in investing activities                   (7,597)     (2,729)
-------------------------------------------------------------------------------
Financing activities:
   Proceeds from issuance of capital stock                    684       2,560
   Proceeds from issuance of debt obligations                   -       4,604
   Repayment of debt obligations                           (2,541)     (  309)
-------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities     (1,857)      6,855
-------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents       (5,691)      2,658
Cash and cash equivalents at beginning of period           75,109      21,377
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $69,418     $24,035
-------------------------------------------------------------------------------
Supplemental cash flow disclosures:
   Cash paid for interest                                 $    37     $   143
   Tax benefit related to employee stock options          $     6     $ 1,029
-------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

XIRCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1997, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at December 31, 1997 and the consolidated results of operations and cash flows for the three-month periods ended December 31, 1997 and 1996, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1997 annual report on Form 10-K.

The results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

CASH AND CASH EQUIVALENTS
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

                                          December 31             September 30
                                                 1997                     1997
------------------------------------------------------------------------------
Finished goods                             $16,346                    $17,984
Subassemblies                                2,365                      2,441
Work-in-process                              4,604                      1,253
Component parts                              4,223                      7,284
------------------------------------------------------------------------------
                                           $27,538                    $28,962
------------------------------------------------------------------------------

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

EARNINGS PER SHARE
During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which required a change in the method used to compute earnings per share. SFAS 128 simplifies the calculation of earnings

XIRCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share is calculated using the weighted average common shares outstanding for the period, and excludes dilutive securities. Diluted earnings per share reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities resulted in the issuance of common stock. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation. The weighted average number of shares used for basic and diluted earnings per share totaled 22,723,000 and 22,780,000, respectively, for the quarter ended December 31, 1997, and 19,911,000 and 20,662,000, respectively, for the quarter ended December 31, 1996.

DISCONTINUED OPERATIONS
On June 30, 1997, the Company completed the sale of Netaccess, Inc. ("Netaccess"), its remote access subsidiary. The accompanying condensed financial statements have been prepared to reflect the historical results of operations of Netaccess as discontinued operations. Net sales and income before income taxes from discontinued operations during the three-month period ended December 31, 1996 was $6,002,000 and $451,000, respectively.

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

RESULTS OF OPERATIONS
The following table sets forth the income statements as a percentage of net sales:


Three Months Ended December 31                           1997          1996
-------------------------------------------------------------------------------
Net sales                                              100.0%        100.0%
Cost of sales                                           65.5%         63.0%
-------------------------------------------------------------------------------
Gross profit                                            34.5%         37.0%
Operating expenses:
   Research and development                              6.7%          5.2%
   Sales and marketing                                  19.6%         17.9%
   General and administrative                            3.9%          3.5%
------------------------------------------------------------------------------
                                                        30.2%         26.6%
-------------------------------------------------------------------------------
Operating income from continuing operations              4.3%         10.4%
Other income, net                                        2.3%          0.1%
-------------------------------------------------------------------------------
Income from continuing operations before income taxes    6.6%         10.5%
Provision for income taxes                               2.0%          3.2%
-------------------------------------------------------------------------------
Income from continuing operations                        4.6%          7.3%
Discontinued operations:
   Operating income, net of income taxes                   -           0.6%
-------------------------------------------------------------------------------
Net income                                               4.6%          7.9%
-------------------------------------------------------------------------------

NET SALES
The Company sells its products primarily through domestic and international distributors (the "branded business") as well as to original equipment manufacturers ("OEMs"). Net sales of LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") for the three-month period ended December 31, 1997 decreased 7% from the corresponding prior-year period. The decrease was primarily due to a reduction in shipments by the Company to its distributors during the first quarter of fiscal 1998, as compared to the first quarter of fiscal 1997, as a result of the Company's plan, first implemented in the September 1997 quarter, to reduce the levels of inventories maintained by the Company's distributors and to enable it to react more quickly to market changes. Lower revenues in the branded business were partially offset by higher revenues in the OEM business. Total unit shipments for the three-month period ended December 31, 1997 increased 4% from the corresponding prior year period. Average selling prices declined, however, due to increased competition in the PC Card adapter market resulting in price reductions on the Combo card and modem products. A higher shipment mix of LAN-only products, which have lower average selling prices than Combo cards and modem products, and an increase in shipments to OEM customers, as compared to the prior year quarter, also contributed to lower average selling prices.

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTERNATIONAL SALES. Total international sales (shipments to customers located outside the U.S.) were 48% of total net sales for the three-month period ended December 31, 1997, compared to 45% for the comparable prior year period. PC Card sales in the U.S. and Europe grew at a faster rate than in the Asia-Pacific region during the first quarter of fiscal 1998, which the Company believes may be attributed primarily to economic uncertainty in Asian countries.

GROSS PROFIT
Gross profit margins for the quarter ended December 31, 1997 were 34.5% compared to 37.0% for the comparable prior-year period. The decrease in gross profit as a percentage of net sales was attributable to selling price reductions on PC Card products, and the increased portion of sales to the Company's OEM customers at lower gross profit margins than those of products sold into the distribution channel.

OPERATING EXPENSES
Total operating expenses for the quarter ended December 31, 1997 increased by 6% compared to the corresponding prior-year period, primarily due to the continued expansion of product lines and an increase in certain sales and marketing programs. Total operating expenses as a percentage of sales for the quarter ended December 31, 1997 increased compared to the prior year period primarily due to a decrease in shipments to the distribution channel during the quarter without a corresponding decrease in total expenses. Total operating expenses are expected to increase throughout the remainder of fiscal 1998, and may fluctuate as a percentage of net sales.

Research and development expenses increased by 20% in absolute dollars and also increased as a percentage of sales for the quarter ended December 31, 1997 as compared to the corresponding prior-year period. These increased expenses were due to additional staffing to support expanded branded and OEM product offerings. Research and development expenses are expected to continue to increase due to planned expenditures on product enhancements and new product introductions, and may vary as a percentage of sales.

Sales and marketing expenses for the quarter ended December 31, 1997 increased by 2% compared to the corresponding prior-year period. The increase was primarily due to additional headcount and sales and marketing activities to support expanding markets and increased OEM sales levels. Partially offsetting these increases were the lower sales and marketing expenditures that generally are associated with OEM sales versus distribution sales, as well as reduced spending associated with lower levels of inventories maintained by distributors. Sales and marketing expenses increased as a percentage of sales for the quarter ended December 31, 1997, as compared to the corresponding period in fiscal 1997, primarily due to the reduction in sales. Sales and marketing expenses are expected to increase through the remainder of fiscal 1998 as further market expansion activities are pursued.

General and administrative expenses for the quarter ended December 31, 1997 increased by 7% compared to the corresponding prior-year period. The increase was to support growth in the organization and, to a lesser extent, continued expenditures on information systems hardware and software, including Year 2000 upgrades. See Risk Factors for a more detailed discussion of Year 2000 issues. These expenses also increased as a percentage of sales, as compared to the year earlier quarter, primarily due to decreased sales. General and administrative expenses are

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

expected to increase modestly for the remainder of fiscal 1998 and may vary as a percentage of sales.

OTHER INCOME, NET
Net other income includes interest income from the investment of available cash, early payment discounts earned by the Company offset by early payment discounts taken by customers, foreign currency transaction gains and losses, and interest expense on notes payable. The increase in net other income for the fiscal 1998 period compared to the prior year period was due primarily to higher interest income and lower interest expense as a result of increased cash balances and reduced borrowings under credit facilities.

INCOME TAXES
The Company's effective tax rate for the three month periods ended December 31, 1997 and 1996 was 30.0%. The difference between the effective tax rates and the 35% federal statutory tax rate was due primarily to benefits from the tax holiday status of the Company's operations in Malaysia.

DISCONTINUED OPERATIONS
The financial results of Netaccess, the Company's remote access subsidiary which was sold on June 30, 1997, have been reported as discontinued operations in the Condensed Consolidated Income Statements. Income from discontinued operations, net of income taxes, was $316,000 for the three months ended December 31, 1996.

RISK FACTORS
The market for portable PC LAN adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card (originally "PCMCIA") LAN adapters in 1993. Companies with greater name recognition in the PC, desktop LAN adapter and PC Card modem industries and with greater financial resources than the Company now have a significant presence in the PC Card adapter market. As a result, the Company's net sales and gross profit margins have been and are expected to continue to remain subject to adverse competitive pressure. Continuing competitive factors include price competition, new product introductions by competitors, promotional efforts by competitors, and changes in the level of inventories in the Company's and its competitors' distribution channels. Competition is expected to remain intense and the Company could experience fluctuations in its market share. Moreover, the Company believes that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive and thus could continue to result in lower gross profit margins and profitability levels than the Company has earned from such products in the past.

The Company believes that its in-house manufacturing facility is operating at a greater efficiency level than during fiscal 1997. This manufacturing facility, located in Malaysia, began volume production in early fiscal 1996 and is now producing all of the Company's PC Card products. While the manufacturing facility and increased production volumes are expected to continue to have a positive impact on cost reduction efforts, the Company may not be able to achieve significant additional efficiencies from this facility. There can be no assurances that the Company will be able to achieve additional cost reductions through increased manufacturing efficiencies in order to keep pace with competitors' cost reductions or in an amount sufficient in the event of anticipated competitive price reductions to allow price reductions required to

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

maintain or increase market share without adversely affecting gross profit margins. Because all PC Card products are being manufactured at the Company's own facilities, interruptions in supply of products could occur if the Company is unable to accurately forecast or react to changes in product demand, which in turn could adversely affect future sales. In addition, the Company faces risks associated with operations overseas, including management of a distant manufacturing facility and potential instability in the local country.

Revenues derived from the Company's Combo and modem-only PC Cards typically have lower gross profit margins than LAN PC Cards. In addition, shipments to the OEM channel generally result in lower average selling prices and gross profit margins than sales made through the Company's distribution partners. Increases in the proportion of Combo and modem-only PC Cards and in shipments to the OEM channel have negatively impacted overall gross margins and may continue to offset any improvements from manufacturing and design efficiencies. This trend may continue as the Company anticipates an increase mix of OEM revenues as a percentage of sales.

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

The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. During the fourth quarter of fiscal 1997, the Company implemented a plan to reduce the levels of inventories maintained by its distributors and to enable it to react more quickly to market changes. [As a result, the Company may be more directly affected by changes in the market, including the impact on the Company of a slow down in demand, as well as a potentially reduced ability of the Company to satisfy rapid increases in market demand. However, there can be no assurance that distributors will not choose to reduce inventory below the already reduced levels, which would adversely affect net sales.

All of the Company's international sales are denominated in U.S. dollars and may be subject to government controls and other risks, including in some cases, export licenses, federal restrictions on export, currency fluctuations, political instability, trade restrictions, and changes in tariffs and freight rates. The recent economic instability, currency fluctuations and other factors impacting the Company's Asian markets in particular could result in increased credit risks, insolvencies or otherwise impair customers' ability to repay existing obligations. The Company has and may continue to develop certain strategies to limit the impact of foreign currency fluctuations on its Asian distributors, and in doing so may assume greater foreign currency risk in the future. Continued instability or other adverse changes in local economies could impact future operations.

The Company's continued success is dependent on its ability to continue to introduce new products offering advanced features, functionality and solutions demanded by end users. There can be no assurances that the Company will be able to continue to introduce advanced products in a timely manner or that new products the Company may introduce will achieve market acceptance or sell through to end users in sufficient quantities to make them viable for the long-

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

term. In addition, the Company may have difficulty in establishing its products' presence in markets in which it does not currently have significant brand recognition.

Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture the Company's products may fluctuate. Some components, including custom chipsets, are available from only one supplier, and accordingly are subject to the risk of reduced availability due to manufacturing constraints, allocations upon an excess of demand versus supply, and other risks not in the control of the Company. Interruptions in supply could also occur due to political or economic changes around the world. Any interruptions in these supply sources or limitations on availability could impact the Company's ability to deliver its products and in turn adversely affect future earnings.

In summary, gross profit margins are impacted by a number of factors including the rate of sales growth, competitive pricing pressures, the mix of product sales, the mix of sales made through various channels, and component and manufacturing costs. In addition, new products often have lower margins until market acceptance and increased volumes permit component cost reductions and manufacturing efficiencies. Frequent product transitions also increase the risk of inventory obsolescence and interruptions of sales.

A number of additional factors could have an impact on the Company's future operating results. The industry in which the Company operates is characterized by rapid technological change and short product life cycles, and includes competitors with greater financial and technical resources than the Company. While the Company has historically been successful in developing leading technology for its products, ongoing investment in research and development will be required to maintain the Company's technological position, and the Company could be required to increase the rate of such investments depending on competitive factors. It is possible that networking capability could be included in the PC itself or in extension modules to PCs, which could cause a reduction in the demand for add-on networking devices. The Company's results are also dependent on continued growth in the underlying market for portable networking products as well as the Company's ability to retain its market share.

The Company is aware that competitors have duplicated certain functionality of the Company's products. There can be no assurance that the Company's patents, copyrights, trademarks and other efforts to protect its intellectual property will prevent duplication of the Company's technology or that they will provide a competitive advantage. The Company is also aware that there can be no assurance that a patent issued to the Company would be upheld as valid if litigation over a patent were initiated. The Company believes that, due to the rapid pace of technological change in the LAN communications industry, the Company's success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service than upon legal protection of the Company's proprietary rights.

With the proliferation of new products and rapidly changing technology in the PC Card market, there is a significant volume of patents or similar intellectual property rights held by third parties. Given the nature of the Company's products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties. These risks may include the following: the cost of licensing a given technology if the Company believes it may be prudent to secure such rights; the refusal by a claimant to offer such a license on terms acceptable to the Company; incurring a substantial cost of litigation or

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

settlement of such claims regardless of the merits of the allegations; and failure by the Company to prevail in the event of litigation which could lead to the Company being required to pay significant damages, and/or to cease sales and production of infringing products, and only make future sales of a noninfringing design.

The Company currently includes software licensed from third parties in certain of its Ethernet+Modem, modem-only and Token Ring products which, in the aggregate, accounted for 63% of revenues in the first quarter of fiscal 1998. The Company's operating results could be adversely affected by a number of factors relating to this third-party software. Such factors include failure by a licensor to promote or support the software, delays in shipment of the Company's products as a result of delays in the introduction of licensed software or errors in the licensed software, excess customer support costs or product returns experienced by the Company due to errors in licensed software, or termination of the Company's relationship with such licensors.

Some of the older third-party computer programs used by the Company for internal purposes were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company has performed an initial analysis of the impact of computer software issues associated with the Year 2000 and initiated modification efforts so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated to be approximately $750,000, which includes approximately $300,000 for the purchase of new software that will be capitalized and the remainder expensed as incurred. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems, however, there can be no assurance that the estimated cost and timing can be achieved. In addition, there can be no assurance that the Company's sales and results of operations will not be adversely impacted indirectly as a result of Year 2000 issues that may affect the Company's suppliers and customers. The Company has also reviewed its own products and believes they do not contain any Year 2000 issues.

The market price of the Company's common stock has been, and may continue to be, subject to a high degree of volatility. Factors such as general conditions in the networking and computer industries, announcements of quarterly operating results, acquisitions, pricing, new products or technological innovations by the Company or its competitors, and other events or factors may have a significant impact on the market price of the Company's common stock. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, in many cases for reasons unrelated to the operating performance of the specific companies, and the Company's common stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may also adversely affect the market price of the Company's common stock.

The Company is also subject to additional risk factors as identified in its Annual Report to Shareholders and filing on Form 10-K for the year ended September 30, 1997.

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1997 the Company had $69.4 million in cash and cash equivalents. The Company's operating activities provided cash of approximately $3.8 million in the quarter ended December 31, 1997, primarily as a result of income from operations, a decrease in inventories and increases in accounts payable and other accrued liabilities, offset partially by an increase in accounts receivable. Accounts receivable increased and inventories decreased due to higher quarterly revenue in the December 1997 quarter compared to the September 1997 quarter. Accounts payable and other accrued liabilities increased primarily due to an increase in the volume of business.

The Company used $7.6 million in cash in its investing activities during the quarter ended December 31, 1997, primarily for capital expenditures. These capital expenditures were for the purchase of and improvements to the Company's manufacturing facilities in Penang, Malaysia, manufacturing equipment for use in the Malaysia facility, equipment for increased headcount, and information systems hardware and software. The Company has no material fixed commitments and does not expect an increase in the rate of capital expenditures in the normal course of business during the remainder of fiscal 1998.

The Company used $1.9 million in cash in its financing activities during the three-month period ended December 31, 1997, primarily to repay debt. The Company has a bank credit facility allowing borrowings up to $25.0 million. Loans under the agreement are advanced based on the Company's accounts receivable and inventories, subject to borrowing formulas and are secured by all U.S.-based assets of the Company. As of December 31, 1997, the Company had no borrowings outstanding under this agreement. The Company also has a credit facility totaling $10.8 million, denominated in Malaysian ringgit, with a bank in Malaysia. All amounts under this facility were repaid by the Company in November 1997. The Company had approximately $14.5 million in borrowings available under its credit facilities at December 31, 1997.

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

PART II OTHER INFORMATION
XIRCOM, INC.

ITEM 1.   LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of the Company was held on January 23, 1998. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each matter.

(a) The shareholders elected the following persons as directors of the Company:
Michael F.G. Ashby, Kenneth J. Biba, Gary J. Bowen, Dirk I. Gates, J. Kirk Mathews, William J. Schroeder, and Delbert W. Yocam. The votes for and against (withheld) each nominee were as follows:

Nominee                                Votes For    Votes Withheld
Michael F.G. Ashby                    20,478,034          208,951
Kenneth J. Biba                       20,480,282          208,951
Gary J. Bowen                         20,483,881          208,951
Dirk I. Gates                         20,481,465          208,951
J. Kirk Mathews                       20,484,464          208,951
William J. Schroeder                  20,486,492          208,951
Delbert W. Yocam                      20,464,790          208,951

(b) The shareholders approved an amendment to the Company's 1992 Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 6,600,000 shares to 7,500,000 shares, and to amend the maximum individual grant limits under the Plan. There were 18,355,233 votes in favor of and 1,915,841 votes cast against the amendment. There were 108,685 abstentions.

(c) The shareholders approved an amendment to the Company's 1994 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder from 400,000 shares to 600,000 shares. There were 19,538,792 votes in favor of and 724,957 votes cast against the amendment. There were 116,010 abstentions.

(d) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending September 30, 1998. There were 20,544,891 votes in favor of and 74,158 votes cast against the appointment of Ernst & Young LLP as independent auditors. There were 70,982 abstentions.

ITEM 5.  OTHER ITEMS
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
27  Financial Data Schedule

(b)  Reports on Form 8-K
None.

SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   XIRCOM, INC.
                                   ------------
                                   (Registrant)


Date: February 13, 1998           /s/ Dirk I. Gates
                                  ------------------------------------
                                  Dirk I. Gates
                                  Chairman of the Board, President and
                                  Chief Executive Officer



Date: February 13, 1998           /s/ Steven F. DeGennaro
                                  ------------------------------------
                                  Steven F. DeGennaro
                                  Vice President, Finance and
                                  Chief Financial Officer

16