Form 10-Q
period 1998-03-31
XIRCOM INC
filed 1998-05-14
CIK 883905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549


FORM 10-Q

(MARK ONE)
[X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarter ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO ______.
    -----


There were 22,910,031 shares of the registrant's $.001 par value Common Stock outstanding as of May 6, 1998.

XIRCOM, INC.
TABLE OF CONTENTS

                                                                               Page in
                                                                              Form 10-Q
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                                        3

          Condensed Consolidated Income Statements                                     4

          Condensed Consolidated Statements of Cash Flows                              5

          Notes to Condensed Consolidated Financial Statements                       6-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             8-14

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                           15

ITEM 2.   CHANGES IN SECURITIES                                                       15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                             15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         15

ITEM 5.   OTHER ITEMS                                                                 15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                            15

SIGNATURES                                                                            15

PART I. FINANCIAL INFORMATION
XIRCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            (UNAUDITED)
(In thousands)                                                            MARCH 31, 1998      September 30, 1997
----------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                               $  72,069                 $  75,109
     Accounts receivable, net                                                   27,668                    10,897
     Income tax receivable                                                           -                     5,006
     Inventories                                                                23,210                    28,962
     Deferred income taxes                                                       7,075                     7,075
     Other current assets                                                        3,887                     2,476
----------------------------------------------------------------------------------------------------------------
Total current assets                                                           133,909                   129,525

Equipment and improvements, net                                                 24,552                    17,819
Other assets                                                                       609                       586
----------------------------------------------------------------------------------------------------------------
Total assets                                                                 $ 159,070                 $ 147,930
----------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                        $  13,060                 $  10,431
     Accrued liabilities                                                        22,355                    20,107
     Current portion of long-term obligations                                        -                     2,541
     Accrued income taxes                                                        3,213                       945
----------------------------------------------------------------------------------------------------------------
Total current liabilities                                                       38,628                    34,024

Deferred income taxes                                                              479                       479

Shareholders' equity:
     Common stock                                                                   23                        23
     Paid-in capital                                                           141,721                   140,892
     Accumulated deficit                                                     (  21,781)                 ( 27,488)
----------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                     119,963                   113,427
----------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                   $ 159,070                 $ 147,930
----------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

XIRCOM, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share information)
                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          MARCH 31                         MARCH 31
                                                                 1998                 1997           1998                1997
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $64,134              $57,140         $116,679        $113,449
Cost of sales                                                    42,505               35,400           76,922          70,893
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     21,629               21,740           39,757          42,556

Operating expenses:
 Research and development                                         3,876                2,738            7,415           5,679
 Sales and marketing                                             11,518               10,401           21,795          20,483
 General and administrative                                       2,348                1,660            4,419           3,589
-----------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                    17,742               14,799           33,629          29,751
-----------------------------------------------------------------------------------------------------------------------------
Operating income from continuing
 operations                                                       3,887                6,941            6,128          12,805
Other income, net                                                   799                   34            2,023              86
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before
 income taxes                                                     4,686                6,975            8,151          12,891
Provision for income taxes                                        1,409                2,092            2,444           3,867
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                 3,277                4,883            5,707           9,024
Discontinued operations:
 Operating loss, net of income taxes                                  -              (   542)               -        (    226)
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                      $ 3,277              $ 4,341         $  5,707        $  8,798
-----------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share:
 Continuing operations                                          $   .14              $   .23         $    .25        $    .44
 Discontinued operations                                              -              (   .02)               -        (    .01)
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                      $   .14              $   .21         $    .25        $    .43
-----------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per share:
 Continuing operations                                          $   .14              $   .22         $    .25        $    .43
 Discontinued operations                                              -              (   .02)               -        (    .01)
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                      $   .14              $   .20         $    .25        $    .42
-----------------------------------------------------------------------------------------------------------------------------

See Notes of Condensed Consolidated Financial Statements.

XIRCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
  Six Months Ended March 31                                                                  1998                1997
----------------------------------------------------------------------------------------------------------------------
Operating activities:
 Income from continuing operations                                                         $  5,707           $  9,024
 Adjustments to derive cash flows from continuing operating
  activities:
   Depreciation and amortization                                                              3,570              3,707
   Foreign currency exchange gain                                                           (   484)           (   132)
   Changes in assets and liabilities:
     Accounts receivable                                                                    (16,771)           (24,402)
     Income tax receivable                                                                    5,006              2,652
     Inventories                                                                              5,752            ( 2,909)
     Other current assets                                                                   ( 1,411)               739
     Accounts payable and accrued liabilities                                                 5,361              3,706
     Income taxes payable                                                                     2,286              3,603
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) continuing operating activities                               9,016            ( 4,012)
 Net cash provided by operating activities of discontinued
  operations                                                                                      -              1,869
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                                          9,016            ( 2,143)
----------------------------------------------------------------------------------------------------------------------

Investing activities:
 Purchases of equipment and improvements                                                    (10,320)           ( 3,627)
 Other                                                                                      (     6)           (    47)
----------------------------------------------------------------------------------------------------------------------
 Net cash used in continuing investing activities                                           (10,326)           ( 3,674)
 Net cash used in investing activities of discontinued
  operations                                                                                      -            (   501)
----------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                      (10,326)           ( 4,175)
----------------------------------------------------------------------------------------------------------------------

Financing activities:
 Proceeds from issuance of capital stock                                                        811             55,252
 Proceeds from issuance of debt obligations                                                       -                971
 Repayment of debt obligations                                                              ( 2,541)           ( 5,745)
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                        ( 1,730)            50,478
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                        ( 3,040)            44,160
Cash and cash equivalents at beginning of period                                             75,109             21,377
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $ 72,069           $ 65,537
----------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
 Cash paid for interest                                                                    $     48           $    301
 Cash paid for income taxes                                                                $      -           $     82
 Tax benefit related to employee stock options                                             $     18           $  2,013
----------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

XIRCOM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998


BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1997, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position at March 31, 1998, the condensed consolidated results of operations for the three- and six-month periods ended March 31, 1998 and 1997, and condensed consolidated cash flows for the six-month periods ended March 31, 1998 and 1997, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1997 annual report on Form 10-K.

The results of operations for the three- and six-month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

CASH AND CASH EQUIVALENTS
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

                                                                     MARCH 31           September 30
                                                                       1998                 1997
----------------------------------------------------------------------------------------------------
Finished goods                                                       $ 9,548              $17,984
Sub-assemblies                                                         2,085                2,441
Work-in-process                                                        5,025                1,253
Component parts                                                        6,552                7,284
----------------------------------------------------------------------------------------------------
                                                                     $23,210              $28,962
----------------------------------------------------------------------------------------------------

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

EARNINGS PER SHARE
During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which required a change in the method used to compute earnings per share. SFAS 128 simplifies the calculation of earnings

XIRCOM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998

per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share is calculated using the weighted average common shares outstanding for the period, and excludes dilutive securities. Diluted earnings per share reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities resulted in the issuance of common stock. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation. The weighted average number of shares used for basic and diluted earnings per share were as follows:

                                                                     THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                          MARCH 31                       MARCH 31
                                                                     1998           1997            1998            1997
----------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares:
 Basic                                                             22,759,000     20,990,000      22,741,000      20,445,000
 Diluted                                                           22,924,000     21,748,000      22,848,000      21,201,000
----------------------------------------------------------------------------------------------------------------------------

DISCONTINUED OPERATIONS
On June 30, 1997, the Company completed the sale of Netaccess, Inc. ("Netaccess"), its remote access subsidiary. The accompanying condensed consolidated financial statements have been prepared to reflect the historical results of operations of Netaccess as discontinued operations. Net sales and loss before income taxes from discontinued operations were $4,063,000 and $774,000, respectively, during the three-month period ended March 31, 1997 and $10,065,000 and $323,000, respectively, during the six-month period ended March 31, 1997.

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

RESULTS OF OPERATIONS
The following table sets forth the income statements as a percentage of net sales:

                                                                 THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                      MARCH 31              MARCH 31
                                                                  1998        1997       1998       1997
---------------------------------------------------------------------------------------------------------
Net sales                                                        100.0%      100.0%     100.0%     100.0%
Cost of sales                                                     66.3%       62.0%      65.9%      62.5%
---------------------------------------------------------------------------------------------------------
Gross profit                                                      33.7%       38.0%      34.1%      37.5%
Operating expenses:
     Research and development                                      6.0%        4.8%       6.4%       5.0%
     Sales and marketing                                          18.0%       18.2%      18.7%      18.0%
     General and administrative                                    3.6%        2.9%       3.7%       3.2%
---------------------------------------------------------------------------------------------------------
     Total operating expenses                                     27.6%       25.9%      28.8%      26.2%
---------------------------------------------------------------------------------------------------------
Operating income from continuing
     operations                                                    6.1%       12.1%       5.3%      11.3%
Other income, net                                                  1.2%        0.1%       1.7%       0.1%
---------------------------------------------------------------------------------------------------------
Income from continuing operations before
     income taxes                                                  7.3%       12.2%       7.0%      11.4%
Provision for income taxes                                         2.2%        3.7%       2.1%       3.4%
---------------------------------------------------------------------------------------------------------
Income from continuing operations                                  5.1%        8.5%       4.9%       8.0%
Discontinued operations:
     Operating loss, net of income taxes                             -       (0.9)%         -       (0.2%)
---------------------------------------------------------------------------------------------------------
Net income                                                         5.1%        7.6%       4.9%       7.8%
---------------------------------------------------------------------------------------------------------

NET SALES
The Company sells its products primarily through domestic and international distributors (the "branded business") as well as to original equipment manufacturers ("OEMs"). Net sales of LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") for the three- and six-month periods ended March 31, 1998 increased 12% and 3%, respectively, from the corresponding prior-year periods. The increase was primarily due to an increase in unit shipments by the Company to OEMs during the second quarter of fiscal 1998, as compared to the second quarter of fiscal 1997, offset by lower average selling prices. During the September 1997 quarter, the Company implemented a plan to reduce the levels of inventories maintained by the Company's distributors and to enable it to react more quickly to market changes. Implementation of this plan resulted in lower unit shipments by the Company to its distributors during the first half of fiscal 1998 as compared to the first half of fiscal 1997. The resulting lower revenues in the branded business were more than offset by higher revenues in the OEM business. Total unit shipments for the three- and six-month periods ended March 31, 1998 increased 33% and 14%, respectively, from the corresponding prior year periods. Average selling prices declined,

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


however, due to a higher mix of modem product shipments, which have lower average selling prices than Combo cards, and an increase in shipments to OEM customers as compared to the prior year periods.

INTERNATIONAL SALES. Total international sales (shipments to customers located outside the U.S.) were 56% and 54% of total net sales for the three- and six-month periods ended March 31, 1998, compared to 49% for each of the comparable prior year periods. PC Card sales in Europe grew at a faster rate than in the Asia-Pacific region during the first half of fiscal 1998, which the Company believes is attributable to economic uncertainty in Asian countries.

GROSS PROFIT
Gross profit margins for the three- and six-month periods ended March 31, 1998 were 33.7% and 34.1%, respectively, compared to 38.0% and 37.5%, respectively, for the comparable prior-year periods. The decreases in gross profit as a percentage of net sales, as compared to the prior year periods, were primarily attributable to the increased portion of sales to the Company's OEM customers at lower gross profit margins than those of products sold in the branded business, as well as the increased portion of revenues derived from modem products which have lower gross profit margins than LAN adapters and Combo cards.

OPERATING EXPENSES
Total operating expenses for the three- and six-month periods ended March 31, 1998 increased by 20% and 13%, respectively, compared to the corresponding prior-year periods, primarily due to the continued expansion of product lines and an increase in certain sales and marketing programs. Total operating expenses as a percentage of sales for the three- and six-month periods ended March 31, 1998 increased compared to the prior year periods primarily due to a decrease in shipments to the distribution channel during the 1998 periods without a corresponding decrease in total expenses. Total operating expenses are expected to increase throughout the remainder of fiscal 1998, and may fluctuate as a percentage of net sales.

Research and development expenses for the three- and six-month periods ended March 31, 1998 increased by 42% and 31%, respectively, and also increased as a percentage of sales as compared to the corresponding prior-year periods. These increased expenses were due to additional staffing to support expanded branded and OEM product offerings. Research and development expenses are expected to continue to increase due to planned expenditures on product enhancements and new product introductions, and may vary as a percentage of net sales.

Sales and marketing expenses for the three- and six-month periods ended March 31, 1998 increased by 11% and 6%, respectively, compared to the corresponding prior-year periods. The increases were primarily due to additional staffing and sales and marketing activities required to support expanding markets and increased OEM sales levels. Partially offsetting these increases were the lower sales and marketing expenditures that generally are associated with OEM sales versus branded business sales, as well as reduced expenses associated with lower levels of inventories maintained by distributors. Sales and marketing expenses are expected to increase through the remainder of fiscal 1998 as further product and market expansion activities are pursued.

General and administrative expenses for the three- and six-month periods ended March 31, 1998 increased by 41% and 23%, respectively, compared to the corresponding prior-year periods. The

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


increase was to support growth in the organization and, to a lesser extent, continued expenditures on information systems hardware and software, including Year 2000 upgrades. General and administrative expenses are expected to increase modestly for the remainder of fiscal 1998 but may decrease as a percentage of net sales.

OTHER INCOME, NET
Net other income includes interest income from the investment of available cash and early payment discounts taken by the Company on trade payable payments, offset by early payment discounts taken by customers, foreign currency transaction gains and losses, and interest expense on notes payable. The increase in net other income for the fiscal 1998 periods compared to the prior year periods was due primarily to higher interest income and lower interest expense as a result of increased cash balances and reduced borrowings under credit facilities.

INCOME TAXES
The Company's effective tax rate for the three- and six month periods ended March 31, 1998 and 1997 was 30.0%. The difference between the effective tax rates and the 35% federal statutory tax rate was due primarily to benefits from the tax holiday status of the Company's operations in Malaysia.

DISCONTINUED OPERATIONS
The financial results of Netaccess, the Company's remote access subsidiary, which was sold on June 30, 1997, have been reported as discontinued operations in the Condensed Consolidated Income Statements. Loss from discontinued operations, net of income taxes, was $542,000 and $226,000 for the three- and six-month periods ended March 31, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1998 the Company had $72.1 million in cash and cash equivalents. The Company's operating activities provided cash of approximately $9.0 million in the six-month period ended March 31, 1998, primarily as a result of income from operations, decreases in income tax receivable and inventories and increases in accounts payable and other accrued liabilities and income taxes payable, offset partially by an increase in accounts receivable. Accounts receivable increased and inventories decreased due to higher quarterly revenue in the March 1998 quarter compared to the September 1997 quarter. Accounts payable and other accrued liabilities increased primarily due to an increase in the volume of business.

The Company used $10.3 million in cash in its investing activities during the six-month period ended March 31, 1998, primarily for capital expenditures. These capital expenditures were for the purchase of and improvements to the Company's manufacturing facility in Penang, Malaysia, manufacturing equipment for use in the Malaysian facility, equipment for increased headcount, and information systems hardware and software. The Company has no material fixed commitments and does not expect an increase in the rate of capital expenditures in the normal course of business during the remainder of fiscal 1998.

The Company used $1.7 million in cash in its financing activities during the six-month period ended March 31, 1998, primarily to repay all outstanding long-term debt. The Company has a bank credit facility allowing borrowings up to $25.0 million. Loans under the agreement are advanced based on the Company's accounts receivable and inventories, subject to borrowing formulas, and are secured by all U.S.-based assets of the Company. As of March 31, 1998, the

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Company had no borrowings outstanding under this agreement. The Company also has a credit facility totaling $10.8 million, denominated in Malaysian ringgit, with a bank in Malaysia. All amounts under this facility were repaid by the Company in November 1997. The Company had approximately $18.8 million in borrowings available under its credit facilities at March 31, 1998.

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

RISK FACTORS
The market for portable PC LAN adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card (originally "PCMCIA") LAN adapters in 1993. Companies with greater name recognition in the PC, desktop LAN adapter and PC Card modem industries and with greater financial resources than the Company, now have a significant presence in the PC Card adapter market. As a result, the Company's net sales and gross profit margins have been and are expected to continue to remain subject to adverse competitive pressure. Continuing competitive factors include price competition, new product introductions by competitors, promotional efforts by competitors, and changes in the level of inventories in the Company's and its competitors' distribution channels. Competition is expected to remain intense and the Company could experience fluctuations in its market share. Moreover, the Company believes that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive and thus could continue to result in lower selling prices, lower gross profit margins and reduced profitability levels than the Company has earned from such products in the past.

The Company believes that its in-house manufacturing facility is operating at a greater efficiency level than during fiscal 1997. This manufacturing facility, located in Malaysia, began volume production in early fiscal 1996 and is now producing all of the Company's products. While the manufacturing facility and increased production volumes are expected to continue to have a positive impact on cost reduction efforts, the Company may not be able to achieve significant additional efficiencies from this facility. There can be no assurances that the Company will be able to achieve additional cost reductions through increased manufacturing efficiencies in order to keep pace with competitors' cost reductions or in an amount sufficient in the event of anticipated competitive price reductions to allow price reductions required to maintain or increase market share without adversely affecting gross profit margins. Because all PC Card products are being manufactured at the Company's own facilities, interruptions in supply of products could occur if the Company is unable to accurately forecast or react to changes in product demand, which in turn could adversely affect future sales. In addition, the Company faces risks associated with operations overseas, including management of a distant manufacturing facility, currency fluctuations and potential instability in the local country.

Revenues derived from the Company's Combo and modem-only PC Cards typically have lower gross profit margins than LAN PC Cards. In addition, shipments to OEMs generally result in lower average selling prices and gross profit margins than sales made through the Company's distribution partners. Increases in the proportion of modem-only and Combo PC Cards and in

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


shipments to OEMs have negatively impacted overall gross margins and may continue to offset any improvements from manufacturing and design efficiencies. This trend may continue as the Company anticipates an increased mix of OEM revenues as a percentage of sales. In addition, the increased percentage of revenue to OEM customers during the first half of fiscal 1998 as compared to the first half of fiscal 1997 has resulted in an increased concentration in the Company's customer base. With this increased customer concentration, the Company has increased its dependency on a limited number of customers at lower average selling prices and gross profit margins than sales made through the Company's branded business.

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

The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. During the fourth quarter of fiscal 1997, the Company implemented a plan to reduce the levels of inventories maintained by its distributors and to enable it to react more quickly to market changes. As a result, the Company may be more directly affected by changes in the market, including the impact on the Company of any slow down in demand, as well as a potentially reduced ability of the Company to satisfy rapid increases in market demand. Notwithstanding the Company's efforts to reduce channel inventory exposure, there can be no assurance that distributors will not choose to reduce their inventories below the already reduced levels, which would adversely affect net sales.

All of the Company's international sales are denominated in U.S. dollars and may be subject to government controls and other risks, including in some cases, export licenses, federal restrictions on export, currency fluctuations, political instability, trade restrictions, and changes in tariff and freight rates. The recent economic instability, currency fluctuations and other factors impacting Asian markets in particular could result in difficulties in accessing new markets in the region and increased credit risks, insolvencies or other impairments of customers' ability to repay existing obligations. The Company has and may continue to implement certain strategies to limit the impact of foreign currency fluctuations on its Asian distributors, and in doing so may assume greater foreign currency risk in the future. Continued instability or other adverse changes in local economies could impact future operations.

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

Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture the Company's products may fluctuate. Some components, including custom chipsets, are available from only one supplier, and accordingly are subject to the risk of reduced availability due to manufacturing constraints, allocations due to an excess of

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


demand versus supply, and other risks not within the Company's control. Interruptions in supply could also occur due to political or economic changes around the world. Any interruptions in these supply sources or limitations on availability could impact the Company's ability to deliver its products and in turn adversely affect future earnings.

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

A number of additional factors could have an impact on the Company's future operating results. The industry in which the Company operates is characterized by rapid technological change and short product life cycles, and includes competitors with greater financial and technical resources than the Company. While the Company has historically been successful in developing leading technology for its products, ongoing investment in research and development will be required to maintain the Company's technological position, and the Company could be required to increase the rate of such investments depending on competitive factors. It is possible that networking capability could be included in the PC itself or in extension modules to PCs, which could cause a reduction in the demand for add-on networking devices. The Company's results are also dependent on continued growth in the underlying market for portable networking products, the laptop computer market, the notebook-to-network connection rate, as well as the Company's ability to retain its market share.

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

With the proliferation of new products and rapidly changing technology in the PC Card market, there is a significant volume of patents or similar intellectual property rights held by third parties. Given the nature of the Company's products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties. These risks may include the following: the cost of licensing a given technology if the Company believes it may be prudent to secure such rights; the refusal by a claimant to offer such a license on terms acceptable to the Company; incurring a substantial cost of litigation or settlement of such claims regardless of the merits of the allegations; and failure by the Company to prevail in the event of litigation which could lead to the Company being required to pay significant damages, and/or to cease sales and production of infringing products, and only make future sales of a noninfringing design.

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company currently includes software licensed from third parties in certain of its Combo, modem-only and Token Ring products which, in the aggregate, accounted for 72% of revenues in the second quarter of fiscal 1998. The Company's operating results could be adversely affected by a number of factors relating to this third-party software. Such factors include failure by a licensor to promote or support the software, delays in shipment of the Company's products as a result of delays in the introduction of licensed software or errors in the licensed software, excess customer support costs or product returns experienced by the Company due to errors in licensed software, or termination of the Company's relationship with such licensors.

The Company has reviewed its own products and believes they do not present any Year 2000 issues. However, some of the older third-party computer programs used by the Company for internal purposes were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company has performed an initial analysis of the impact of computer software issues associated with the Year 2000 and initiated modification efforts so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated to be approximately $750,000, which includes approximately $300,000 for the purchase of new software that will be capitalized and the remainder expensed as incurred. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems, however, there can be no assurance that the estimated cost and timing can be achieved. In addition, there can be no assurance that the Company's sales and results of operations will not be adversely impacted indirectly as a result of Year 2000 issues that may affect the Company's suppliers and customers.

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

XIRCOM, INC.
PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES
None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The results of voting at the Annual Meeting of Shareholders of the Company were reported in the Company's Form 10-Q for the period ended December 31, 1997.

ITEM 5.  OTHER ITEMS
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
27   Financial Data Schedule

(b)  Reports on Form 8-K
None.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 XIRCOM, INC.
                                 ------------------------------------
                                 (Registrant)


Date: May 14, 1998               /s/ Dirk I. Gates
      -------------              ------------------------------------
                                 Dirk I. Gates
                                 Chairman of the Board, President and
                                 Chief Executive Officer


Date: May 14, 1998               /s/ Steven F. DeGennaro
      ------------               ------------------------------------
                                 Steven F. DeGennaro
                                 Vice President, Finance and
                                 Chief Financial Officer




15