Form 10-Q
period 1998-06-30
XIRCOM INC
filed 1998-08-13
CIK 883905

          UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
          WASHINGTON, D.C. 20549


          FORM 10-Q

          (Mark one)
          [ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                   For the quarter ended June 30, 1998

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


          There were 23,015,768 shares of the registrant's $.001 par value Common Stock outstanding as of August 5, 1998.

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


PART I. FINANCIAL INFORMATION
XIRCOM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   (UNAUDITED)
(In thousands)                                                                   JUNE 30, 1998        September 30, 1997
------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                       $  82,068                 $  75,109
     Accounts receivable, net                                                           31,917                    10,897
     Income tax receivable                                                                   -                     5,006
     Inventories                                                                        17,699                    28,962
     Deferred income taxes                                                               7,075                     7,075
     Other current assets                                                                2,928                     2,476
------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   141,687                   129,525

Equipment and improvements, net                                                         26,091                    17,819
Other assets                                                                               528                       586
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $ 168,306                 $ 147,930
------------------------------------------------------------------------------------------------------------------------


Current liabilities:
     Accounts payable                                                                $  14,020                 $  10,431
     Accrued liabilities                                                                22,434                    20,107
     Current portion of long-term obligations                                                -                     2,541
     Accrued income taxes                                                                4,681                       945
------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                               41,135                    34,024

Deferred income taxes                                                                      479                       479

Shareholders' equity:
     Common stock                                                                           23                        23
     Paid-in capital                                                                   143,745                   140,892
     Accumulated deficit                                                              ( 17,076)                 ( 27,488)
------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                             126,692                   113,427
------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                           $ 168,306                 $ 147,930
------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

XIRCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                               JUNE 30                         JUNE 30
                                                                         1998           1997             1998            1997
-----------------------------------------------------------------------------------------------------------------------------
Net sales                                                             $71,312       $ 50,226         $187,991        $163,675
Cost of sales                                                          47,001         33,315          123,923         104,208
-----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                           24,311         16,911           64,068          59,467

Operating expenses:
 Research and development                                               3,904          3,162           11,319           8,841
 Sales and marketing                                                   11,907         11,579           33,702          32,062
 General and administrative                                             2,434          2,018            6,853           5,607
-----------------------------------------------------------------------------------------------------------------------------
          Total operating expenses                                     18,245         16,759           51,874          46,510
-----------------------------------------------------------------------------------------------------------------------------
Operating income from continuing operations                             6,066            152           12,194          12,957
Other income, net                                                         657            479            2,680             565
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes                   6,723            631           14,874          13,522
Provision for income taxes                                              2,018            189            4,462           4,056
-----------------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                       4,705            442           10,412           9,466
Discontinued operations:
 Operating loss, net of income taxes                                        -              -                -         (   226)
 Loss on disposal, net of income taxes                                      -        ( 6,275)               -         ( 6,275)
-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $ 4,705       $( 5,833)        $ 10,412        $  2,965
-----------------------------------------------------------------------------------------------------------------------------


Basic earnings (loss) per share:
 Continuing operations                                                $   .21       $    .02         $    .46        $    .45
 Discontinued operations                                                    -        (   .28)               -         (   .31)
-----------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                    $   .21       $(   .26)        $    .46        $    .14
-----------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per share:
 Continuing operations                                                $   .20       $    .02         $    .45        $    .43
 Discontinued operations                                                    -        (   .27)               -         (   .29)
-----------------------------------------------------------------------------------------------------------------------------
 Net income (loss)                                                    $   .20       $(   .25)        $    .45        $    .14
-----------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

XIRCOM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

  Nine Months Ended June 30                                                                    1998               1997
----------------------------------------------------------------------------------------------------------------------
Operating activities:
 Income from continuing operations                                                         $ 10,412           $  9,466
 Adjustments to derive cash flows from continuing operating activities:
   Depreciation and amortization                                                              5,677              4,928
   Foreign currency exchange gain                                                           (   636)           (   180)
   Changes in assets and liabilities:
     Accounts receivable                                                                    (21,020)           (14,636)
     Income tax receivable                                                                    5,006              2,652
     Inventories                                                                             11,263            ( 8,711)
     Other current assets                                                                   (   452)               413
     Accounts payable and accrued liabilities                                                 6,552              8,230
     Income taxes payable                                                                     4,122              3,727
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by continuing operating activities                                        20,924              5,889
 Net cash used in operating activities of discontinued operations                                 -            ( 5,985)
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                                         20,924            (    96)
----------------------------------------------------------------------------------------------------------------------

Investing activities:
 Proceeds from sale of Netaccess, Inc.                                                            -             11,000
 Purchases of equipment and improvements                                                    (14,028)           ( 4,659)
 Other                                                                                          137                 89
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) continuing investing activities                             (13,891)             6,430
 Net cash used in investing activities of discontinued operations                                 -            (   501)
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) investing activities                                        (13,891)             5,929
----------------------------------------------------------------------------------------------------------------------

Financing activities:
 Proceeds from issuance of capital stock                                                      2,467             56,123
 Proceeds from issuance of debt obligations                                                       -                960
 Repayment of debt obligations                                                              ( 2,541)           ( 6,061)
----------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                        (    74)            51,022
----------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                     6,959             56,855
Cash and cash equivalents at beginning of period                                             75,109             21,377
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $ 82,068           $ 78,232
----------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
 Cash paid for interest                                                                    $     72           $    399
 Cash paid for income taxes                                                                $    148           $     82
 Tax benefit related to employee stock options                                             $    386           $  2,078
----------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

          XIRCOM, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          JUNE 30, 1998

          BASIS OF PRESENTATION
          The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1997, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the condensed consolidated financial position at June 30, 1998, the condensed consolidated results of operations for the three- and nine-month periods ended June 30, 1998 and 1997, and condensed consolidated cash flows for the nine-month periods ended June 30, 1998 and 1997, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1997 annual report on Form 10-K.

          The results of operations for the three- and nine-month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

          CASH AND CASH EQUIVALENTS
          All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest.

          INVENTORIES
          Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of the following (in thousands):

                                              JUNE 30            September 30
                                                 1998                    1997
-----------------------------------------------------------------------------
Finished goods                                $ 4,792                 $17,984
Sub-assemblies                                  1,665                   2,441
Work-in-process                                 5,364                   1,253
Component parts                                 5,878                   7,284
-----------------------------------------------------------------------------
                                              $17,699                 $28,962
-----------------------------------------------------------------------------

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

          EARNINGS PER SHARE
          During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which required a change in

          XIRCOM, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          JUNE 30, 1998

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

                                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            JUNE 30                       JUNE 30
                                                                      1998           1997           1998            1997
----------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares:
 Basic                                                             22,865,000     22,682,000      22,782,000      21,190,000
  Effect of dilutive securities, employee stock options               626,000        234,000         266,000         618,000
----------------------------------------------------------------------------------------------------------------------------
 Diluted                                                           23,491,000     22,916,000      23,048,000      21,808,000
----------------------------------------------------------------------------------------------------------------------------

          DISCONTINUED OPERATIONS
          On June 30, 1997, the Company completed the sale of Netaccess, Inc. ("Netaccess"), its remote access subsidiary. The accompanying condensed consolidated financial statements have been prepared to reflect the historical results of operations of Netaccess as discontinued operations. Net sales and loss before income taxes from discontinued operations were $3,120,000 and $2,052,000, respectively, during the three-month period ended June 30, 1997 and $13,185,000 and $2,375,000, respectively, during the nine-month period ended June 30, 1997.

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

          RESULTS OF OPERATIONS
          The following table sets forth the statements of operations as a percentage of net sales:

                                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       JUNE 30                JUNE 30
                                                   1998       1997        1998       1997
------------------------------------------------------------------------------------------
Net sales                                          100.0%     100.0%      100.0%     100.0%
Cost of sales                                       65.9%      66.3%       65.9%      63.7%
------------------------------------------------------------------------------------------
Gross profit                                        34.1%      33.7%       34.1%      36.3%
Operating expenses:
     Research and development                        5.5%       6.3%        6.0%       5.4%
     Sales and marketing                            16.7%      23.1%       17.9%      19.6%
     General and administrative                      3.4%       4.0%        3.7%       3.4%
------------------------------------------------------------------------------------------
      Total operating expenses                      25.6%      33.4%       27.6%      28.4%
------------------------------------------------------------------------------------------
Operating income from continuing
     operations                                      8.5%       0.3%        6.5%       7.9%
Other income, net                                    0.9%       1.0%        1.4%       0.4%
------------------------------------------------------------------------------------------
Income from continuing operations before
     income taxes                                    9.4%       1.3%        7.9%       8.3%
Provision for income taxes                           2.8%       0.4%        2.4%       2.5%
------------------------------------------------------------------------------------------
Income from continuing operations                    6.6%       0.9%        5.5%       5.8%
Discontinued operations:
     Operating loss, net of income taxes               -          -           -       (0.2%)
     Loss on disposal, net of income taxes             -      (12.5%)         -       (3.8%)
------------------------------------------------------------------------------------------
Net income (loss)                                    6.6%     (11.6%)       5.5%       1.8%
------------------------------------------------------------------------------------------

          NET SALES
          The Company sells its products primarily through domestic and international distributors (the "branded business") as well as to original equipment manufacturers ("OEMs"). Net sales of LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") for the three- and nine-month periods ended June 30, 1998 increased 42% and 15%, respectively, from the corresponding prior-year periods. The increase was primarily due to an increase in unit shipments by the Company to distributors and OEMs during the third quarter of fiscal 1998, as compared to the third quarter of fiscal 1997, offset by lower average selling prices. In addition, the Company began shipping the first product in its RealPort Integrated PC Card family during the third quarter of fiscal 1998, although, because shipments commenced late in the quarter, this product has had limited sales to date. During the fourth quarter of fiscal 1997, the Company implemented a plan to reduce the levels of inventories maintained by the Company's distributors and to enable it to react more quickly to market changes. Implementation of this plan resulted in slightly lower unit shipments by the Company to its distributors during the first nine months of

          XIRCOM, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          fiscal 1998 as compared to the first nine months of fiscal 1997. The resulting lower revenues in the branded business were more than offset by higher revenues in the OEM business for the comparable periods. Total unit shipments for the three- and nine-month periods ended June 30, 1998 increased 53% and 26%, respectively, from the corresponding prior year periods. Average selling prices declined, however, due to a higher mix of modem product shipments, which have lower average selling prices than Combo cards, and an increase in shipments to OEM customers, which typically have lower average selling prices than branded sales for comparable products, as compared to the prior year periods.

          INTERNATIONAL SALES. Total international sales (shipments to customers located outside the U.S.) were 48% and 52% of total net sales for the three- and nine-month periods ended June 30, 1998, compared to 44% and 47% for each of the comparable prior year periods. PC Card sales in Europe grew at a faster rate than in the Asia-Pacific region during the first nine months of fiscal 1998, which the Company believes is attributable to economic uncertainty in the Asian region. However, PC Card sales in the Asia-Pacific region grew at a comparable rate to that of Europe during the third quarter of fiscal 1998.

          GROSS PROFIT
          Gross profit margins for the three- and nine-month periods ended June 30, 1998 were each 34.1%, compared to 33.7% and 36.3%, respectively, for the comparable prior-year periods. The increase in gross profit as a percentage of net sales for the quarter ended June 30, 1998, as compared to the prior year period, was primarily attributable to a decrease in fixed manufacturing costs as a percentage of sales and an increased amount of revenues derived from Combo card and RealPort Integrated PC Card products which have higher gross profit margins than modem products, offset partially by an increase in modem product sales to the Company's OEM customers at lower gross profit margins than those of products sold in the branded business. The decrease in gross profit as a percentage of net sales for the nine-month period ended June 30, 1998 was due to a higher percentage of sales to the Company's OEM customers at lower gross profit margins than those of products sold in the branded business.

          OPERATING EXPENSES
          Total operating expenses for the three- and nine-month periods ended June 30, 1998 increased by 9% and 12%, respectively, compared to the corresponding prior-year periods, primarily due to the continued expansion of product lines and an increase in certain sales and marketing programs. Total operating expenses as a percentage of sales for the three- and nine-month periods ended June 30, 1998 decreased compared to the prior year periods primarily due to an increase during the 1998 periods in shipments to the Company's OEM customers, as OEM sales typically require lower sales and marketing expenses than branded sales. Total operating expenses are expected to increase throughout the remainder of fiscal 1998, and may remain consistent as a percentage of net sales.

          Research and development expenses for the three- and nine-month periods ended June 30, 1998 increased by 23% and 28%, respectively, as compared to the corresponding prior-year periods. These increased expenses were due to additional staffing to support expanded branded and OEM product offerings. Research and development expenses are expected to continue to increase due to planned expenditures on product enhancements and new product introductions, and may increase as a percentage of net sales.

          XIRCOM, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Sales and marketing expenses for the three- and nine-month periods ended June 30, 1998 increased by 3% and 5%, respectively, but decreased as a percentage of sales compared to the corresponding prior-year periods. The increases were primarily due to additional staffing and sales and marketing activities required to support expanding branded markets and increased OEM sales levels. Partially offsetting these increases were the lower sales and marketing expenditures that generally are associated with OEM sales versus branded business sales, as well as reduced expenses associated with lower levels of inventories maintained by distributors. Sales and marketing expenses are expected to increase through the remainder of fiscal 1998 as further product and market expansion activities are pursued.

          General and administrative expenses for the three- and nine-month periods ended June 30, 1998 increased by 21% and 22%, respectively, compared to the corresponding prior-year periods. The increase was to support growth in the organization and, to a lesser extent, continued expenditures on information systems hardware and software, including Year 2000 upgrades. General and administrative expenses are expected to increase modestly for the remainder of fiscal 1998 but may decrease as a percentage of net sales.

          OTHER INCOME, NET
          Net other income includes interest income from the investment of available cash, foreign currency transaction gains and losses, and early payment discounts taken by the Company on trade payable payments, offset by early payment discounts taken by customers and interest expense on notes payable. The increase in net other income for the fiscal 1998 periods compared to the prior year periods was due primarily to higher interest income and lower interest expense as a result of increased cash balances and reduced borrowings under credit facilities.

          INCOME TAXES
          The Company's effective tax rate for the three- and nine-month periods ended June 30, 1998 and 1997 was 30.0%. The difference between the effective tax rates and the 35% federal statutory tax rate was due primarily to benefits from the tax holiday status of the Company's operations in Malaysia.

          DISCONTINUED OPERATIONS
          The financial results of Netaccess, the Company's remote access subsidiary which was sold on June 30, 1997, have been reported as discontinued operations in the Condensed Consolidated Statements of Operations. The sale resulted in a loss of $6.3 million or $0.27 per diluted share. Operating loss from discontinued operations, net of income taxes, was $226,000 for the nine-month period ended June 30, 1997.

          LIQUIDITY AND CAPITAL RESOURCES
          At June 30, 1998 the Company had $82.1 million in cash and cash equivalents. The Company's operating activities provided cash of $20.9 million during the nine-month period ended June 30, 1998, primarily as a result of income from operations, decreases in inventories and income tax receivable and increases in accounts payable and other accrued liabilities and income taxes payable, offset partially by an increase in accounts receivable. Accounts receivable increased and inventories decreased due to higher quarterly revenue in the June 1998 quarter compared to the September 1997 quarter.
          Accounts payable and other accrued liabilities increased primarily due to an increase in the volume of business.

          XIRCOM, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The Company used $13.9 million in cash in its investing activities during the nine-month period ended June 30, 1998, primarily for capital expenditures. These capital expenditures were for the purchase of and improvements to the Company's manufacturing facility in Penang, Malaysia, manufacturing equipment for use in the Malaysian facility, equipment for increased headcount, and information systems hardware and software. The Company has no material fixed commitments and does not expect an increase in the rate of capital expenditures in the normal course of business during the remainder of fiscal 1998.

          The Company used $74,000 in cash in its financing activities during the nine-month period ended June 30, 1998, to repay all outstanding long-term debt, partially offset by proceeds from issuance of capital stock through its employee stock purchase and stock option plans. The Company has a bank credit facility allowing borrowings up to $25.0 million. Loans under the agreement are advanced based on the Company's accounts receivable and inventories, subject to borrowing formulas, and are secured by all U.S.-based assets of the Company. The Company also has a credit facility totaling $10.8 million, denominated in Malaysian ringgit, with a bank in Malaysia. All amounts under this facility were repaid by the Company in November 1997. The Company had approximately $22.3 million in borrowings available under all credit facilities at June 30, 1998. As of June 30, 1998, the Company had no borrowings outstanding under these agreements.

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

          The Company believes that its in-house manufacturing facility is operating at a greater efficiency level than during fiscal 1997. This manufacturing facility, located in Malaysia, began volume production in early fiscal 1996 and is now producing all of the Company's products. While the manufacturing facility and increased production volumes are expected to continue to have a positive impact on cost reduction efforts, the Company may not be able to achieve significant

          XIRCOM, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          additional efficiencies from this facility. There can be no assurances that the Company will be able to achieve additional cost reductions through increased manufacturing efficiencies in order to keep pace with competitors' cost reductions or in an amount sufficient in the event of competitive price reductions to allow price reductions required to maintain or increase market share without adversely affecting gross profit margins. Because all PC Card products are being manufactured at the Company's own facilities, interruptions in supply of products could occur if the Company is unable to accurately forecast or react to changes in product demand, which in turn could adversely affect future sales. In addition, the Company faces risks associated with operations overseas, including management of a distant manufacturing facility, currency fluctuations and potential instability in the local country, particularly in light of recent economic and political uncertainty in Malaysia and in Asia generally.

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

          Revenues derived from the Company's Combo and modem-only PC Cards typically have lower gross profit margins than LAN PC Cards. In addition, shipments to OEMs generally result in lower average selling prices and gross profit margins than sales made through the Company's distribution partners. Increases in the proportion of modem-only and Combo PC Cards and in shipments to OEMs have negatively impacted overall gross margins and may continue to offset any improvements from manufacturing and design efficiencies. This trend may continue as the Company does not anticipate a significantly reduced mix of OEM revenues as a percentage of sales. In addition, the increased percentage of revenue to OEM customers during the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 has resulted in an increased concentration in the Company's customer base. With this increased customer concentration, the Company has increased its dependency on a limited number of customers at lower average selling prices and gross profit margins than sales made through the Company's branded business.

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

          The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. Since the fourth quarter of fiscal 1997, the Company has taken steps to reduce the levels of inventories maintained by its distributors and to enable the Company to react more quickly to market changes. As a result, the Company may be more directly affected by changes in the market, including the impact on the

          XIRCOM, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OEPRATIONS

          Company of any slowdown in end user demand, as well as any potentially reduced ability of the Company to satisfy rapid increases in market demand. Notwithstanding the Company's efforts to reduce channel inventory exposure, there can be no assurance that distributors will not choose to reduce their inventories below the already reduced levels, which would adversely affect net sales.

          The Company's continued success is dependent on its ability to continue to introduce new products offering advanced features, functionality and solutions demanded by end users. There can be no assurances that the Company will be able to continue to introduce advanced products in a timely manner, that new products the Company may introduce will achieve market acceptance or sell through to end users in sufficient quantities to make them viable for the long-term, or that sales of such new products will not negatively impact sales of the Company's existing products. In addition, the Company may have difficulty in establishing its products' presence in markets in which it does not currently have significant brand recognition.

          Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture the Company's products may fluctuate. Some components, including custom chipsets, are available from only one supplier, and accordingly are subject to the risk of reduced availability due to manufacturing constraints, allocations due to an excess of demand versus supply, and other risks not within the Company's control. Interruptions in supply could also occur due to political or economic changes around the world. Any interruptions in these supply sources or limitations on availability could impact the Company's ability to deliver its products and in turn adversely affect future earnings.

          In summary, gross profit margins are impacted by a number of factors including the rate of sales growth, competitive pricing pressures, the mix of product sales, the mix of sales made through various channels, component costs and manufacturing costs. In addition, new products often have lower margins until market acceptance and increased volumes permit component cost reductions and manufacturing efficiencies. Frequent product transitions also increase the risk of inventory obsolescence and interruptions of sales.

          A number of additional factors could have an impact on the Company's future operating results. The industry in which the Company operates is characterized by rapid technological change and short product life cycles, and includes competitors with greater financial and technical resources than the Company. While the Company has historically been successful in developing leading technology for its products, ongoing investment in research and development will be required to maintain the Company's technological position, and the Company could be required to increase the rate of such investments depending on competitive factors. It is possible that networking capability could be included in the PC itself or in extension modules to PCs, which could cause a reduction in the demand for add-on networking devices. The Company's results are also dependent on continued growth in the underlying market for portable networking products, the laptop computer market and the notebook-to-network connection rate, as well as the Company's ability to retain its market share.

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

          The Company currently includes software licensed from third parties in certain of its Combo, modem-only and Token Ring products which, in the aggregate, accounted for 71% of revenues in the third quarter of fiscal 1998. The Company's operating results could be adversely affected by a number of factors relating to this third-party software. Such factors include failure by a licensor to promote or support the software, delays in shipment of the Company's products as a result of delays in the introduction of licensed software or errors in the licensed software, excess customer support costs or product returns experienced by the Company due to errors in licensed software, or termination of the Company's relationship with such licensors.

          The Company has reviewed its own products and believes they do not present any Year 2000 issues. However, some of the older third-party computer programs used by the Company for internal purposes were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that always assumes the century is "19". This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in similar normal business activities. The Company has performed an initial analysis of the impact of computer software issues associated with the Year 2000 and initiated modification efforts so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated to be approximately $750,000, which includes approximately $300,000 for the purchase of new software that will be capitalized and the remainder expensed as incurred. The repair or replacement is estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact on its operating systems, however, there can be no assurance that the estimated cost and timing will be achieved. In addition, there can be no assurance that the Company's sales and results of operations will not be adversely impacted indirectly as a result of Year 2000 issues that may affect the Company's suppliers and customers.

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

          PART II OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS
          None.

          ITEM 2.  CHANGES IN SECURITIES
          None.

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
          None.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.

          ITEM 5.  OTHER ITEMS
          In May 1998, Carl Russo resigned as executive vice president and chief operating officer of the Company.

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits
          27  Financial Data Schedule

          (b)  Reports on Form 8-K
          None.

          SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      XIRCOM, INC.
                                      ------------------------------------------
                                      (Registrant)

          Date: August 13, 1998       /s/ Dirk I. Gates
                ----------------      ------------------------------------------
                                      Dirk I. Gates
                                      Chairman of the Board, President and Chief
                                      Executive Officer

          Date: August 13, 1998       /s/ Steven F. DeGennaro
                ---------------       ---------------------------------
                                      Steven F. DeGennaro
                                      Vice President, Finance and Chief
                                       Financial Officer


15