Form 10-K
period 1998-09-30
XIRCOM INC
filed 1998-12-11
CIK 883905

SECURITIES AND EXCHANGE COMMISSION WASHINGTON DC 20549


FORM 10-K

(Mark One)
|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1998

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
Commission File No. 0-19856

XIRCOM, INC.
2300 Corporate Center Drive
Thousand Oaks, California 91320
Telephone:  (805) 376-9300

CALIFORNIA  (State of Incorporation)

95-4221884  (IRS Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class: Common Stock, $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Based on the closing sale price of the Common Stock on the Nasdaq Stock Market on November 13, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $773,143,562. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 23,607,437 as of November 13, 1998.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 22, 1999.


                                                                 1  XIRCOM, INC.

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

Xircom, Inc. ("Xircom" or the "Company") develops, manufactures, sells and supports a comprehensive set of communications solutions for mobile and remote portable computer ("PC") users. These products represent a market category recognized as mobile networking. Xircom's principal products enable users to connect mobile and remote notebook computers to corporate networks, the Internet and other online services from a wide variety of locations. The Company is focused on one industry segment: the design, development, manufacture, marketing and support of mobile communications products for notebook PCs. Xircom products are recognized for innovative technology, high reliability and broad compatibility.

Xircom was founded in 1988 and pioneered the use of the universal PC parallel port to connect notebook PCs to local area networks ("LANs"). Xircom's Pocket LAN Adapter/TM/ product established the mobile networking market and by 1992 had become the leading solution for notebook PC-to-LAN connectivity. In 1992, Xircom became the first company in the industry to ship a LAN adapter compliant with the standards set by the Personal Computer Memory Card International Association ("PCMCIA" or "PC Card"). In 1994 and 1995 Xircom expanded its offerings to include multi-function LAN+Modem and modem-only PC Cards.

In 1998, Xircom introduced its family of RealPort Integrated PC Cards featuring built-in connectors. The patented RealPort Integrated PC Card's built-in connector system eliminates external cables and solves the number one problem faced by mobile users of PC Cards--broken, lost or forgotten cables and broken pop-out jacks.

Market Background
Growth in Client/Server Computing. Local area networks offer greater productivity and lower systems costs by enabling workgroups and geographically dispersed organizations to share information, applications and resources such as printers, file servers and communication devices. LANs have enabled the widespread use of personal computers and servers in a client/server network configuration, and wide area networking has created "enterprise networks" of broadly interconnected LANs offering client PCs access to LANs from almost any location.

Trends Toward Smaller, Mobile Computers. Simultaneous with the growth in LANs, continuing technological advances have been made in portable PCs, often referred to as laptop or notebook computers. An increasingly mobile workforce requiring a higher level of productivity is driving the growing use of notebook PCs. Today's mobile professionals travel constantly among a variety of locations including office, home, airport, automobile, hotel, branch office or customer sites.

Gartner Group, an IT consulting firm, estimates that as many as 55 million users, including salespeople, consultants, traveling executives, telecommuters, field personnel and "day extenders," who work at home in the evening or on weekends, will work outside the boundaries of the enterprise network by the year 2000. Within a few years, more than 75 percent of so-called "knowledge workers" will be location-independent, according to Gartner. Their requirements demand the flexibility and convenience that only mobile computing can deliver. In addition, an increasing number of workers are now utilizing notebook computers as their primary PCs and more business applications are being developed specifically for notebook PCs.

As a result, the notebook PC has become the preferred computing platform and is now an integral part of corporate cultures throughout the world. International Data Corporation ("IDC") estimates that 15 million

2  XIRCOM, INC.

notebook PCs will be shipped worldwide this year alone. IDC also estimates that by the year 2000, the number of PC Cards shipped worldwide is expected to reach over 24 million. Like cellular telephones, pagers, and other handheld electronic devices, the notebook PC has become a strategic business tool for mobile workers.

Remote Access. Over the last several years, there has been a significant increase in the number of PC users accessing a corporate network, the Internet or an online service from a "remote" location. To do so requires a modem on the client PC and a modem "on the LAN" that serves as a communication gateway to the network (often referred to as a remote access server or communications server). The modem market has grown substantially over the last several years and today nearly all notebook PCs are equipped with a modem.

Products
The Company's products include Integrated PC Card, PC Card and CardBus products with Ethernet and Token Ring LAN, modem, and combination LAN and modem functionality.

PC Card LAN Adapter
Xircom offers the industry's broadest family of PC Card LAN adapters that operate on Ethernet and Token Ring topologies and are compatible with all widely used wiring. Xircom LAN adapters incorporate pre-configured software drivers that support over 50 different network operating systems and communication protocols. Most Xircom adapters include DOS-, Windows-, Windows 95- and Windows 98-based menu-driven software for simple, fast installation.

Xircom shipped the industry's first external parallel port LAN adapter, the Pocket Ethernet Adapter/TM/, in May 1989, and is currently shipping its third-generation product. Xircom also shipped the first commercially available parallel port adapter for Token Ring networks, the Xircom Pocket Token Ring Adapter/TM/, in December 1989. BYTE magazine's 20th anniversary issue named Xircom's original Pocket LAN Adapter as one of the Most Important Networking Products of all time. Net sales from Pocket LAN Adapter products have declined to 1% of Xircom's total net sales in fiscal 1998, compared to 4% in 1997. The percentage of net sales is expected to continue to decline in 1999 as the Integrated PC Card and PC Card become the preferred form factors for connecting peripheral devices to notebook PCs.

During 1991, the PCMCIA made possible the development of PC Cards by defining certain dimensional interface standards for use by a variety of PC peripherals, including memory cards, fax/modems, LAN adapters and disk drives. The PC Card interface, or slot, is now incorporated into nearly all notebook computers, allowing the PC Card peripheral device, which is the size of a thick credit card, to be inserted. Xircom was first to ship an Ethernet LAN adapter card compliant with the PCMCIA standard in late 1992. Other first customer shipment dates of key LAN adapter products are as follows.

CreditCard Ethernet Adapter/TM/                                                     February 1993
CreditCard Token Ring Adapter/TM/                                                   December 1993
CreditCard Ethernet Adapter 10/100/TM/                                              June 1996
CardBus Ethernet Adapter 10/100/TM/ 32-bit                                          October 1996
CreditCard Ethernet Adapter 10/100 (Second-generation)                              November 1996
RealPort/TM/ Ethernet 10/100--                                                      August 1998
  Features a built-in Ethernet connector for cable-free Ethernet connections
RealPort/TM/ CardBuS Ethernet 10/100                                                August 1998

Net sales from PC Card LAN adapters were 30% of total net sales in fiscal 1998 compared to 42% in fiscal 1997.

                                                                 3  XIRCOM, INC.

PC Card Modem
Xircom commenced shipment of the Company's first modem-only PC Card in September 1995. The original CreditCard Modem 28.8/TM/ adapter incorporated the latest
V.34 standard and broadened Xircom's remote access solutions by adding a modem-only option for notebook PC users who require high-speed remote access to corporate networks, commercial online service, or the Internet. Other first customer shipment dates of key modem-only adapters are as follows.

CreditCard Modem 33.6/TM/ adapter--                                                         October 1996
   Features the V.34-1996 standard
GlobalACCESS/TM/ CreditCard Modem 56/TM/ adapter--                                          July 1997
   Allows users to connect in over 160 countries
CreditCard GSM/TM/PC Card--                                                                 September 1997
   Provides wireless data, fax and Short Message Service (SMS) communications over GSM cellular phones
RealPort Modem 56-GlobalACCESS/TM/--                                                        August 1998
   Features built-in modem and telephone pass-through connectors for cable-free modem connections
RealPort Modem 56/TM/                                                                       October 1998
RealPort CardBus Modem 56-GlobalACCESS/TM/                                                  October 1998

Net sales from PC Card Modem products were 21% of total net sales in fiscal 1998 compared to 11% in fiscal 1997.

Multifunction PC Card LAN Adapter+Modem
In February 1994, the Company began shipping the first PC Card offering both a LAN adapter and a modem in a single PCMCIA card (a "Combo card"). The CreditCard Ethernet+Modem/TM/ adapter quickly achieved market acceptance and received a number of industry awards for technical excellence, including PC Magazine's "1994 Technical Excellence Award" in the Networking Hardware category. The Company commenced shipments of the second-generation CreditCard Ethernet+Modem II/TM/ adapter in September 1994 and in July 1995 was the first to ship in volume a combination PC Card product incorporating a V.34 modem with a LAN adapter. Other more recent first customer shipment dates of key Combo card products are as follows.

GlobalACCESS/TM/ CreditCard Ethernet 10/100+Modem 33.6/TM/ adapter--                           January 1997
   Allows users to connect in over 160 countries
CreditCard Ethernet 10/100+Modem 56/TM/adapter--                                               July 1997
   Incorporates a 56Kbps modem and 10/100Mbps Ethernet adapter in a single PC Card
RealPort Ethernet 10/100+Modem 56/TM/--                                                        May 1998
   Features built-in modem, Ethernet and telephone pass-through connectors for cable-free Ethernet and modem connections
RealPort CardBus Ethernet 10/100+Modem 56/TM/                                                  August 1998

Net sales from Combo card products were 48% of total net sales in fiscal 1998 compared to 43% in fiscal 1997.

Xircom expects customers for its PC Card products to continue to demand higher speeds and bandwidth. The Company is focusing its development efforts on new versions of its Integrated PC Card and PC Card LAN adapters (both 16-bit PC Card and 32-bit CardBus buses), modem-only cards, and multifunction cards that combine LAN, modem and ISDN technologies for use with high-bandwidth applications.


4  XIRCOM, INC.

Form Factor Evolution
Xircom integrates the latest global communications technologies into more reliable and convenient form factors. The Company's first product, the Pocket Ethernet Adapter, made it possible for notebook PC users to access their corporate networks. As the mobile computing revolution began to take hold, smaller, less cumbersome internal adapters, rather than external solutions were needed. Xircom migrated its products to the PC Card form factor, an internal adapter that requires custom cable connectors. Today, PC Card users cite cables as their number one problem, as they are prone to breakage or loss when moving from place to place. Xircom solved this problem for mobile users with the patented RealPort Integrated PC Card. It allows users to plug standard RJ-45 Ethernet and RJ-11 telephone cords directly into the Integrated PC Card's built-in connectors, eliminating the need for proprietary cables.

-------------------------------- ------------------------------------------- ----------------------------------
1990                             1994                                        1998
-------------------------------- ------------------------------------------- ----------------------------------
Pocket Adapter                   PC Card                                     Integrated PC Card
(Fully External)                 (Internal Card, External Cable Connectors)  (Fully Internal)
-------------------------------- ------------------------------------------- ----------------------------------

Industry Leadership
Xircom is a worldwide leader in simplifying the installation and configuration of PC Card connectivity products by incorporating certain proprietary software coding in its installation routines. The Company has developed an intelligent Windows-based installation utility now shipping with most Xircom adapters. Although the Windows 95 operating system improved the installation process for PC Card adapters and other peripherals, add-on hardware often requires driver updates to enhance features or performance. Therefore, installation utilities and related driver software remain an important feature of the products.

The Company ships its products worldwide and has developed expertise in obtaining worldwide homologation including local telephone approvals in over 25 countries including: France, Germany, UK, Japan, Australia, Holland, Denmark, Belgium and Austria. Xircom has developed a modem design, which is a single, worldwide solution and has a programmable Data Access Arrangement ("DAA"). Xircom GlobalACCESS/TM/ modem products offer notebook users one card for worldwide use. Unique features include local approvals in the major business centers around the world and CountrySelect/TM/ software, which automatically configures the modem DAA to local dialing conventions when traveling from country to country.

Device driver software is also a key component of the Company's products. Device drivers allow the hardware and firmware (the software code which provides operating instructions to the hardware) to interact with the communications port on the PC in which the LAN adapter or modem is being installed (e.g., the parallel port, PCMCIA, or CardBus slot). While the Company's leading products are designed to operate with the major operating systems, including Microsoft Windows 98, Windows 95, Windows NT and Windows 3.1, the Company has also developed Driver Development Kits that include a library of software interfaces and source code examples to substantially reduce the time required for other network operating system vendors to develop drivers for Xircom products. The Company believes that its family of products incorporates software drivers for a broader range of computers and network operating systems than any other family of external LAN adapters commercially available.

Some of the Company's technical advancements and accomplishments since 1989 include:

 .   Pioneered the use of the PC parallel port for LAN connectivity;
 .   Participated with Zenith Data Systems and Intel Corp. in the development of
    Enhanced Parallel Port ("EPP") technology;
 .   Was first to ship an Ethernet PC Card LAN adapter;
 .   Was first to ship a parallel port modem, which offers higher throughput than a serial port modem;

                                                                 5  XIRCOM, INC.

 .   Was first to ship a PC Card combining a LAN adapter and a modem;
 .   Was first to incorporate full-duplex Ethernet technology in its PC Card LAN adapters, which offers up to twice the data throughput on an Ethernet network;
 .   Developed the first wireless LAN adapter fully contained in a PC Card (with no external circuitry);
 .   Was first to incorporate and ship 100 Mbps Ethernet technology in a PC
    Card;
 .   Was first to ship a 32-bit CardBus adapter for connecting CardBus-equipped notebook computers to 10 Mbps and 100 Mbps networks;
 .   Was first to ship a 56 Kbps modem and a 100 Mbps Ethernet adapter on a single PC Card;
 .   Was first to ship an Integrated PC Card featuring built-in connectors and a 56 Kbps modem and a 10/100 Mbps Ethernet on a single PC Card.

Xircom has adopted a Distributed Development Environment ("DDE") to facilitate the remote physical location of some of its engineers. DDE provides structured development methodologies and high-speed network links into Xircom's corporate development network. A key component of DDE is the use of Xircom's products by the engineers that develop and support them. It is believed that DDE results in increased productivity and retention of key employees. Currently, program participants include engineers located in Austin, Texas; Provo and Alpine, Utah; and Kontich, Belgium.

Research and Development
The market for the Company's products is characterized by rapidly changing technology, short product life cycles and evolving industry standards. The Company believes that technical innovation in its products is required to make them more desirable than other notebook connectivity solutions. Xircom's expertise lies in developing small form factor products, which require a high degree of electronic component integration and careful circuitry design. In addition, use of Application Specific Integrated Circuits ("ASIC") reduces the number of semiconductor devices required in the Company's products resulting in lower manufacturing cost and higher product reliability. Because of the many variations of notebook PCs in which Xircom's products are installed, the Company's ASIC devices are designed so that they can be automatically reconfigured upon initialization by the Company's proprietary software.

The Company uses flash memory in its products to allow implementation of enhancements or other changes through a software download by the user.

Xircom's current research and development efforts include ongoing feature enhancement and cost reduction of current products, continued development of higher-speed and higher bandwidth Integrated PC Cards and PC Cards, development of Compact Flash communications adapters, and support for the Company's OEM customers, including development of Mini-PCI adapters.

Xircom has participated and continues to participate in leading organizations that drive industry standards. As an active industry participant, the Company has been able to ensure interoperability of its products with standard hardware platforms and operating systems. These organizations include:

 .   PCMCIA, executive membership;
 .   Gigabit Ethernet Alliance, steering committee membership;
 .   Mobile Data Initiative ("MDI");
 .   IEEE 802.3u Committee for 100Mb Ethernet;
 .   IEEE 802.3z Committee for 1Gb Ethernet LANs;
 .   Portable Computer and Communications Association ("PCCA");
 .   International Telecommunications Standards Users Group ("ITSUG") GSM working party;
 .   European Telecommunications Standards Institute ("ETSI"), voting member;
 .   Bluetooth Special Interest Group;
 .   PCI Special Interest Group, Mini-PCI Working Group;


6  XIRCOM, INC.

 .   Mobile Advisory Council ("MAC"); and
 .   Compact Flash Association.

Approximately 10% of Xircom's 1,000 employees were engaged in research and development activities as of September 30, 1998. During fiscal years 1998, 1997 and 1996, the Company incurred research and development expenditures of $15,968,000, $12,799,000 and $9,537,000, respectively.

Marketing
Xircom sells its products primarily through domestic and international distributors. U.S. distributors include major national distributors of computers and networking equipment such as Ingram Micro Inc., Tech Data Corporation and Merisel, Inc., and national reseller organizations such as MicroAge, Inc. and Inacom Corp. The Company also sells to a number of OEM customers including notebook computer manufacturers like Toshiba Corporation ("Toshiba"), Compaq Computer Corporation ("Compaq"), and International Business Machines ("IBM"), and to Intel Corporation ("Intel").

Internationally Xircom sells products through a worldwide network of distributors. International sales (sales to customers outside the U.S.) comprised 52%, 52% and 46% of total net sales in fiscal 1998, 1997 and 1996, respectively, (see Note Eleven of the accompanying Consolidated Financial Statements). All international sales are denominated in U.S. dollars and may be subject to government controls and other risks, including, in some cases, export licenses, federal restrictions on export, currency fluctuations, political instability, trade restrictions, and changes in tariffs and freight rates. The Company has experienced no material difficulties to date as a result of these factors.

Xircom generally seeks to develop the markets for its products through marketing programs that promote end-user demand. The Company generates brand recognition through trade advertising, participation in trade shows and public relations activities. Xircom has a field sales organization and has expanded its inside sales/telemarketing function to create demand by calling directly on resellers, VARs and end-users, but fulfills demand through its distributors. The Company also has field sales persons and support engineers to sell its products to OEMs.

Backlog
Xircom manufactures its products to its forecast of near-term demand and maintains inventories of finished goods and top-level subassemblies to satisfy customer orders. Product shipments are generally made within four weeks after receipt of orders although some OEM customers submit orders for scheduled deliveries over a longer period. Orders from distribution customers may be cancelable without penalty and OEM customers may reschedule or cancel orders outside a certain minimum time period. Accordingly, the Company generally does not seek to maintain any significant backlog, and backlog was not significant at September 30, 1998 or 1997.

Competition
Xircom believes that the principal competitive factors in the market for PC Card LAN adapters and indirectly competitive products are:

 .   brand name recognition;
 .   compatibility with many brands of notebook computers;
 .   quality and reliability;
 .   support of commonly used topologies, network wiring systems and network operating systems;
 .   performance (including data transfer speeds);
 .   ease of use;
 .   size, especially with respect to the latest subnotebook and handheld notebook PCs;
 .   price; and
 .   customer support and service.


                                                                 7  XIRCOM, INC.

The principal competitive factors for PC Card modems are:

 . brand name recognition;
 . compatibility with many brands of notebook computers and software applications;
 . support of industry standards;
 . quality and reliability;
 . performance (primarily throughput, but also error control, connection maintenance and compression);
 . ease of use;
 . price; and
 . customer support and service.

The PC Card LAN adapter market has become significantly more competitive, and the Company has a number of competitors that have substantially greater financial, development, manufacturing and marketing resources and market presence than Xircom, including:

 . 3Com Corporation, including its U.S. Robotics and Megahertz brands
  (collectively "3Com");
 . Intel, which purchases its products through an OEM relationship with Xircom; . IBM; and
 . Fujitsu Microelectronics, Inc.

Other manufacturers of desktop LAN adapters offering PC Card adapters include Standard Microsystems Corporation, Madge Networks Limited and Olicom A/S. In the multifunction PC Card market (Ethernet+Modem), the Company's most significant competitor is 3Com, although other companies, including TDK Systems ("TDK"), Ositech Communications Inc. and New Media, also offer Ethernet+Modem PC Cards. Intel is also considered a competitor in this market, although they purchase product through an OEM relationship with Xircom. The Company is also likely to experience additional competition from large companies that address other segments of the PC Card market.

Xircom competes indirectly with companies that provide alternative means to connect notebook computers to LANs, such as docking stations or port replicators with built-in networking capabilities. Compaq, Toshiba, IBM, NEC Corporation and others offer docking stations for some of their notebook PCs. Although docking stations historically enjoyed some competitive advantage because they provide a broader range of functionality than just a LAN connection, the standardization provided by PC Card slots reduce the demand for this additional functionality. In addition, the use of peripheral devices provides the PC user an upgrade path as speed or other enhancements to the network are developed.

Ethernet interface chipsets on PC system boards which eliminate the need for a LAN adapter have been offered only in a limited number of notebook PCs to-date, generally because the chipset solution adds cost and complexity to the base PC and requires the PC manufacturer to provide networking technical support. As a result, the Company believes that PC Card solutions for networking notebook computers will continue to dominate the market because of the performance, flexibility and range of choices they offer to both users and PC manufacturers.

In the modem-only PC Card market, competition is significant. 3Com holds a significant market share for PC Card modems and offers a proprietary feature called X-Jack, which incorporates a pop out RJ-11 telephone jack into the PC Card case. Other competitors in this market include Boca Research, Hayes Microcomputer Products, Psion Dacom, Ltd., TDK, and many others, including manufacturers who may hold leading or significant market shares within specific countries. Xircom believes that it can continue to leverage its engineering, sales and manufacturing resources with its RealPort Integrated PC Card 56K modems because of its patented built-in connector system, as well as market recognition with its Ethernet+Modem solutions. As with LAN adapters, some

8  XIRCOM, INC.

PC vendors are opting to include modems with their notebook PCs, however, the Company believes that expansion slots like PCMCIA will continue to prevail, as they allow mobile users more flexibility.

Manufacturing
The Company believes that high-volume, low-cost manufacturing has become an important capability to compete effectively in the PC Card market. As a result, Xircom builds all of its PC Card adapters at its manufacturing facility in Penang, Malaysia. The Company purchases most key components in Penang directly from third-party suppliers with local representation. The Company inspects these components for quality and performs final assembly, test, packaging and shipping in Penang.

Although Xircom generally uses standard parts and components for its products, certain key components used in its products are currently available from only one source, and others are available from a limited number of sources. Components currently available from one source include proprietary Ethernet chipsets (used in the CreditCard Ethernet Adapter) fabricated by Symbios Logic and Atmel Corp., a Token Ring chipset from Texas Instruments, and modem chipsets (used in modem and Combo products) from Lucent Technologies. In addition, other components, including other semiconductor devices, transceivers, transformers and plastic and metal product housings, are available or acquired from a single source or a limited number of sources.

Proprietary Rights and Licenses
The Company seeks to protect its intellectual property rights in certain of its products and technologies through patents, copyrights, trade secrets, and trademarks. Xircom holds several United States patents relating to the RealPort Integrated PC Card, parallel port and PC Card networking and data transfer technologies. Other U.S. patent applications relating to current research and development efforts of the Company are in progress. The Company regularly evaluates the applicability of its patents to other products of third parties. Xircom has several license agreements with third parties granting rights related to the Company's parallel port data transfer technology in return for license fee payments or cross-licensing of technology of the licensee. The Company also seeks to protect its proprietary rights through a combination of employee and third party nondisclosure agreements.

Employees
As of September 30, 1998, Xircom employed 1,000 persons, including 250 in sales, marketing and customer support; 100 in engineering and product development; 600 in operations; and 50 in finance and other administrative areas.

Xircom's success depends on its continued ability to attract and retain qualified personnel. Competition for such personnel in the computer networking industry is intense and the Company must provide competitive salary, stock incentive and benefit packages to attract such personnel. Xircom has development activities in Thousand Oaks, California; Austin, Texas; Provo and Alpine, Utah; and, Kontich, Belgium. None of the Company's employees is represented by a collective bargaining arrangement. The Company believes that its relations with its employees are good.

Factors Affecting Stock Price
As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13 to 20 of this document, the market price of Xircom's common stock may fluctuate substantially over short time periods due to a number of factors, including factors that could affect Xircom's future financial performance. The price may also be affected by factors that influence the overall market for stocks or the market for stocks of high technology companies in particular.

                                                                 9  XIRCOM, INC.

Executive Officers of the Registrant
The following presents certain information with respect to the executive officers of the Company and their ages as of December 1, 1998.


Name                          Age    Position
Dirk I. Gates                 37     Chairman of the Board, President and Chief Executive Officer

Steven F. DeGennaro           35     Vice President, Finance and Chief Financial Officer
Robert W. (Sam) Bass          52     Senior Vice President, Worldwide Operations
Marc M. Devis                 38     Senior Vice President, Worldwide Sales
Randall H. Holliday           49     General Counsel and Secretary

Mr. Gates has served as Chairman of the Board of Xircom since January 1995 and as President and a Director of Xircom since its incorporation in November 1988. He has also served as Chief Executive Officer since October 1991.

Mr. DeGennaro has served as Vice President, Finance and Chief Financial Officer of Xircom since June 1996. He had previously served from May 1995 to June 1996 as Vice President, Finance and Chief Accounting Officer and previously since January 1994 as Corporate Controller and Chief Accounting Officer. Prior to joining the Company in 1993, Mr. DeGennaro was a senior manager at KPMG Peat Marwick, a big-six accounting firm. Mr. DeGennaro is a CPA.

Mr. Bass has served as Senior Vice President, Worldwide Operations since August 1997, Vice President, Operations since January 1992. From September 1990 until joining Xircom, Mr. Bass served as Vice President of Operations for Fibermux Corporation, a provider of intelligent hubs to the LAN market.

Mr. Devis has served as Senior Vice President, Worldwide Sales since July 1997, Senior Vice President, Europe and Asia-Pacific Sales and Marketing since August 1996 and Vice President, Europe and Asia-Pacific Sales and Marketing since January 1995. He had previously served, since June 1991, as Managing Director of Xircom Europe NV

Mr. Holliday has served as General Counsel of Xircom since January 1995. In December 1993, Mr. Holliday joined Xircom as Corporate Counsel. From March 1990 to December 1993, Mr. Holliday was Division Counsel of Abex Aerospace Division, Pneumo Abex Corporation, a manufacturer of aircraft hydraulic components.

ITEM 2.  PROPERTIES
Xircom's headquarters are located in 87,000 square feet of a leased facility in Thousand Oaks, California. This facility accommodates corporate administration, engineering, marketing, sales and customer support. Distribution is conducted in a portion of an adjacent 50,000 square-foot leased facility. Xircom owns a manufacturing and distribution facility in Penang, Malaysia and leases facilities for its European subsidiaries in Kontich, Belgium; Paris, France; Basingstoke, England; Grassbrunn, Germany; and Stockholm, Sweden; and facilities for its Asia-Pacific sales and marketing operations in Singapore; Hong Kong; Tokyo, Japan; and Sydney, Australia. The Company believes its existing facilities are adequate for its current needs and additional facilities proximate to its existing facilities are available for lease to meet future needs.

Financial information regarding leases and lease commitments are contained in Note Ten of Notes to Consolidated Financial Statements on pages 34 to 35 of this document.

ITEM 3.  LEGAL PROCEEDINGS
No material legal proceedings.


10   XIRCOM, INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS Xircom Common Stock began trading on The Nasdaq Stock Market/SM/ on March 31, 1992 under the symbol XIRC. The Company has not paid cash dividends on its Common Stock and does not plan to pay cash dividends for the foreseeable future. Under the terms of the Company's credit agreement, it is prohibited from declaring or paying dividends without the prior consent of the lender. As of November 25, 1998, there were 278 holders of record and approximately 9,400 beneficial holders of the Company's Common Stock. The following table presents the high and low closing stock price for Xircom's Common Stock as quoted on The Nasdaq Stock Market/SM/ National Market System.

Fiscal 1998                                           High               Low

----------------------------------------------------------------------------
First quarter                                    $  12-3/8          $      9
Second quarter                                      14-1/4            9-9/16
Third quarter                                      17-5/16            13-3/8
Fourth quarter                                   $ 27-1/16          $ 14-3/4

Fiscal 1997                                           High               Low
----------------------------------------------------------------------------
First quarter                                    $  23-3/4          $ 15-5/8
Second quarter                                      31-1/8            13-7/8
Third quarter                                       18-3/4             7-1/2
Fourth quarter                                   $  16-3/8          $ 11-1/2

                                                                11  XIRCOM, INC.

ITEM 6.  SELECTED FINANCIAL DATA
The following table presents selected balance sheet and statement of operations data as of and for the fiscal years ended September 30, 1994 through 1998.

(In thousands, except per share amounts)              1998          1997         1996         1995         1994
---------------------------------------------------------------------------------------------------------------
Net sales                                         $276,056     $ 184,575     $166,757     $119,528     $131,580

Cost of sales                                      178,426       126,300      107,437       79,048       63,964
---------------------------------------------------------------------------------------------------------------

Gross profit                                        97,630        58,275       59,320       40,480       67,616

Research and development expenses                   15,968        12,799        9,537       13,085       11,613
Sales and marketing expenses                        49,882        43,012       32,723       37,086       25,194
General and administrative expenses                  9,857         8,259        6,543        7,031        5,491
In-process research and development and
 other nonrecurring charges/(1)/                         -         2,163        1,505        5,745            -
---------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
 operations                                         21,923      (  7,958)       9,012      (22,467)      25,318
Other income (expense), net                          4,250         3,172      ( 1,338)         435      (   175)
---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
 before income taxes                                26,173      (  4,786)       7,674      (22,032)      25,143
Income tax provision (benefit)                       7,852      (  1,437)       2,506      ( 7,000)       9,231
---------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations/(1)/       18,321      (  3,349)       5,168      (15,032)      15,912
Discontinued operations:
  Operating income (loss), net of income taxes           -      (    226)         784      (43,772)           -
  Loss on disposal, net of income taxes                  -      (  6,275)           -            -            -
---------------------------------------------------------------------------------------------------------------

Net income (loss)                                 $ 18,321     $(  9,850)    $  5,952     $(58,804)    $ 15,912
---------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per share/(1)/:
  Continuing operations                           $    .78     $(    .16)    $    .26      $(   .88)    $    .95
  Net income (loss)                               $    .78     $(    .46)    $    .30      $(  3.44)    $    .95

Balance sheet data
  Working capital                                 $118,625     $  95,501     $ 34,711     $ 25,909     $ 72,590
  Total assets                                    $195,224     $ 147,930     $107,201     $ 85,649     $101,015
  Long-term obligations, net of current
   portion                                        $      -     $       -     $  1,860     $    597     $    134
  Shareholders' equity                            $136,718     $ 113,427     $ 65,603     $ 53,095     $ 82,115
---------------------------------------------------------------------------------------------------------------

(1) Fiscal 1997 includes $2,163 ($1,514, net of tax benefit) or $.07 per share for write-off of in-process research and development. Fiscal 1996 includes $1,505 ($1,023 net of tax benefit) or $.05 per share for loss on sale of Netwave product line. Fiscal 1995 includes $5,745 ($3,561 net of tax benefit) or $.21 per share for other nonrecurring charges.


12  XIRCOM, INC.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
This Annual Report contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the trend analysis and other forward-looking statements contained herein, as a result of the risk factors set forth below and other cautionary language contained elsewhere in this report.

Results of Operations
---------------------

(in thousands)                            1998          Change           1997           Change           1996
---------------------------------------------------------------------------------------------------------------
Net sales                               $276,056          50%          $184,575           11%          $166,757

Net sales -- 1998 versus 1997
Net sales increased 50% to $276.1 million in fiscal 1998 from $184.6 million in fiscal 1997 due to increased net sales of LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") (collectively "adapter products"), which connect notebook PCs to networks, the Internet and online services. The increase in net sales of adapter products was primarily due to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of the Company's adapter products by its distribution and OEM customers. The growth in channel sell-through may be indicative of several factors: an increased growth rate in shipments of notebook PCs, which in turn require network connections; increased sales of the Company's modem-only PC Card products; continuing increased market acceptance of the Company's Combo cards and Fast Ethernet cards; the introduction of the Company's RealPort Integrated PC Card family of products; and the Company's competitive pricing strategy. In addition, during the fourth quarter of fiscal 1997, the Company reduced shipments to its distributors in order to reduce the levels of inventories held by its distributors and enable the Company to quickly react to market changes. Unit shipments of adapter products increased 54% in 1998 over 1997 but average selling prices declined due to increased competition in the PC Card LAN adapter market. Revenues from the Company's PC Card products as a percentage of total revenues were as follows:

(percentage of total revenue)                                            1998            1997            1996
-------------------------------------------------------------------------------------------------------------
LAN Adapters                                                              30%             42%             37%
LAN+Modem                                                                 48%             43%             44%
Modem                                                                     21%             11%              7%

International sales. Total international sales (shipments to customers located outside the U.S.) as a percentage of total sales was 52% in both 1998 and 1997. PC Card sales in the U.S. and Europe grew at a faster rate than in Asia-Pacific largely due to the economic turmoil in the Asian markets.

Net sales -- 1997 versus 1996
Net sales increased in 1997 as compared to 1996 primarily due to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of the Company's adapter products by its distribution and OEM customers. Unit shipments of adapter products increased 41% in 1997 over 1996 but average selling prices and gross profit declined due to increased competition in the PC Card LAN adapter market and to the continued shift in product mix to PC Card versions from higher-margin parallel port versions. The increase in net sales was offset partially by a reduction in shipments by the Company to its distributors during the fourth quarter of fiscal 1997 in order to reduce the levels of inventories held by its distributors and enable the Company to quickly react to market changes.


                                                                13  XIRCOM, INC.

 (in thousands)                           1998          Change           1997           Change           1996
---------------------------------------------------------------------------------------------------------------
Gross profit                            $ 97,630          68%          $ 58,275          (2%)          $ 59,320
Percentage of net sales                  35.4%                          31.6%                           35.6%

Gross profit -- 1998 versus 1997
Gross profit consists of net sales less cost of sales, which includes product costs (materials, labor, manufacturing overhead and royalty payments to licensers of software incorporated into the Company's products) and other costs of sales, including provisions for excess and obsolete inventory and warranty expense. The increase in gross profit as a percent of net sales in 1998 compared to 1997 was primarily attributable to a decrease in fixed manufacturing costs as a percentage of sales. In addition, the RealPort Integrated PC Card family of products, which began shipping in the last half of fiscal 1998, has higher gross margins than the comparably featured Type II PC Card products. This increase in the gross profit percentage was partially offset by the increase in modem product sales to the Company's OEM customers at lower gross profit margins than sales made through the Company's distribution partners, and by lower average selling prices on adapter products.

Gross profit -- 1997 versus 1996
The decrease in gross profit as a percent of net sales in 1997 compared to 1996 was primarily attributable to lower average selling prices on adapter products; the increased portion of sales represented by PC Card products, which have lower gross profit margins than the Company's parallel port products; the increased portion of sales made to OEM customers, which generally have lower gross profit margins than sales made through the Company's distribution partners; and increased inventory reserves charged to cost of sales, related primarily to excess parallel port products. These negative gross profit impacts were partially offset by increased shipments and the resulting decrease in fixed costs as a percentage of total cost of sales, a change in the discount structure on products sold into the distribution channel beginning in the September 1996 quarter, and the favorable impact of cost reduction efforts including the successful transition of all the Company's PC Card production to its own manufacturing facility in Penang, Malaysia. Start-up expenses related to the Malaysian manufacturing facility had a negative impact on gross profit in the first half of fiscal 1996.

(in thousands)                            1998          Change           1997           Change           1996
--------------------------------------------------------------------------------------------------------------------
Research and development                $ 15,968          25%          $ 12,799           34%           $ 9,537
Percentage of net sales                   5.8%                           6.9%                            5.7%

Research and development expenses increased in 1998 in absolute dollars compared to 1997 as a result of additional staffing and expenditures to support expanded branded and OEM product offerings, including the Company's RealPort Integrated PC Card family of products. Research and development expenses increased in 1997 in absolute dollars and as a percentage of sales compared to 1996 as a result of additional staffing to support expanded product offerings, offset partially by reduced spending on Netwave products. Total expenditures for research and development expenses are expected to increase in 1999 as compared to 1998 in absolute dollars due to planned expenditures on product enhancements and new product introductions, and may vary as a percentage of sales.


14  XIRCOM, INC.

(in thousands)                             1998          Change           1997          Change           1996
--------------------------------------------------------------------------------------------------------------------

Sales and marketing                      $ 49,882          16%          $ 43,012          31%          $ 32,723
Percentage of net sales                   18.1%                          23.3%                          19.7%

Sales and marketing expenses increased in 1998 and decreased as a percentage of sales as compared to 1997. The increase in expenses were due to additional staffing and sales and marketing activities required to support expanded branded markets and increased OEM sales levels. Partially offsetting these increases were the lower sales and marketing expenditures that generally are associated with OEM sales versus branded business sales, reduced expenses associated with lower levels of inventories maintained by distributors, and cooperative advertising reimbursements. Sales and marketing expenses were higher as a percentage of net sales in 1997 due to a reduction in shipments by the Company to its distributors during the fourth quarter of fiscal 1997 in order to reduce the levels of inventories held by its distributors. Sales and marketing expenses increased in 1997 from 1996 due to additional headcount, marketing activities to support the increased sales levels and expanding markets, and increased distributor-related sales and marketing expenses. As discussed in "Gross profit" above, the Company changed its discount structure on products sold into the distribution channel beginning in the September 1996 quarter and, as a result, improved its gross profit margins in that quarter. However, the additional gross profit dollars were applied to product and marketing programs, which increased the amount of sales and marketing expenses. As further product and market expansion activities are pursued, sales and marketing expenses for fiscal 1999 are expected to increase in absolute dollars but may vary as a percentage of sales.

(in thousands)                             1998          Change           1997          Change           1996
--------------------------------------------------------------------------------------------------------------------

General and administrative                $ 9,857          19%          $ 8,259           26%          $ 6,543
Percentage of net sales                    3.6%                          4.5%                           3.9%

General and administrative expenses increased in 1998 as compared to 1997 to support growth in the organization and, to a lesser extent, continued expenditures on information systems hardware and software, including Year 2000 upgrades. During 1998, the Company initiated modification efforts of computer software issues associated with the Year 2000 project. Costs of the Company's Year 2000 efforts are expensed as incurred. General and administrative expenses are expected to increase modestly during fiscal 1999 due to the need to support growth in the organization and, to a lesser extent, continued expansion of information systems hardware and software including Year 2000 upgrades, but may decrease as a percentage of net sales. See Risk Factors for a further discussion of the Company's Year 2000 project.

 (in thousands)                           1998          Change           1997           Change           1996
--------------------------------------------------------------------------------------------------------------------

Other income (expense), net              $ 4,250          34%           $ 3,172           N/A          $( 1,338)
Percentage of net sales                   1.5%                           1.7%                           (0.8%)

Net other income or expense includes interest income from the investment of available cash, foreign currency transaction gains or losses, and interest expense on notes payable and capital leases. Interest income was $4,256,000, $2,195,000 and $473,000 in 1998, 1997 and 1996, respectively. Foreign currency transaction gains (losses) were $1,426,000, $2,119,000 and $(8,000) in 1998,
1997 and 1996, respectively. Net other income for 1998 increased as compared to 1997 primarily due to higher interest income and lower interest expense in 1998 as a result of increased cash and cash equivalents and reduced borrowings under credit facilities. Net other income for 1997 as compared to net other expense for 1996 was due primarily to increased foreign currency transaction


                                                                 15 XIRCOM, INC.

gains, higher interest income as a result of increased cash and cash equivalent balances and lower interest expense as a result of reduced borrowings under credit facilities.

(in thousands)                            1998          Change           1997           Change           1996
--------------------------------------------------------------------------------------------------------------------

Income tax provision (benefit)          $ 7,852           N/A          $( 1,437)          N/A           $ 2,506
Effective tax rate                       30.0%                           30.0%                           32.7%

The Company's effective tax rate in 1998 and 1997 was 30.0%. The difference between the effective tax rate during these years and the 35% federal statutory tax rate was due primarily to research and development credits and the impact on the deferred tax asset valuation allowance of realization of state deferred losses that were originally valued. The Company has tax holiday status on its operations in Malaysia which expires in 2000. The Company intends to seek renewal of this tax holiday before its expiration. The Company's effective tax rate in 1996 was comprised of a 32.0% rate for profitable operations in the last three quarters of 1996 and a 23.6% tax benefit related to a pre-tax loss recorded in the first quarter of 1996. The Company expects an effective tax rate of 28% for the 1999 fiscal year.

Discontinued operations includes the financial results of Netaccess, the Company's subsidiary which included remote access server and multi-port modem products sold to original equipment manufacturers and through two-tier distribution channels. On June 30, 1997, the Company completed the sale of Netaccess resulting in a loss of $6,275,000, net of income tax benefit. Operating loss from discontinued operations, net of income taxes, for 1997 was $226,000, compared to a profit of $784,000 for 1996.

Net income and net income per diluted share for 1998 was $18,321,000 and $0.78, respectively, compared to net loss and net loss per diluted share for 1997 was $9,850,000 and $0.46, respectively.

Risk Factors
------------

Competition. The market for notebook PC Card adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card LAN adapters in 1993. Companies in the PC, desktop LAN adapter and modem industries with greater name recognition and greater financial resources than Xircom, now have a significant presence in the PC Card adapter market. As a result, Xircom's net sales and gross profit margins have been and are expected to continue to remain subject to adverse competitive pressure. Actions by Xircom's competitors which continue to influence this competitive environment include price reductions, new product introductions, promotional efforts, and changes in the level of channel inventory. Competition is expected to remain intense and the Company could experience fluctuations in its market share. Moreover, Xircom believes that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive and thus could continue to result in lower selling prices, lower gross profit margins and reduced profitability levels than it earned from such products in the past.

Manufacturing. The Company believes that its in-house manufacturing facility is operating at a greater efficiency level than during prior years. This manufacturing facility, located in Malaysia, began volume production in early fiscal 1996 and is now producing all of Xircom's products. While the manufacturing facility and increased production is expected to have a continuing positive impact on cost reduction efforts, Xircom may be unable to achieve significant additional efficiencies from this facility. If Xircom is unable to achieve additional cost reductions through increased manufacturing efficiency or through increased production it may be unable to keep pace with competitors' cost or price reductions to an extent necessary to maintain or increase market share without adversely affecting gross profit margins. Because all products are being manufactured at its own facility, if Xircom is unable to accurately forecast or react to changes in product demand, interruptions in the supply of products could occur which in turn could adversely affect future sales. Xircom also faces risks associated with operations


16 XIRCOM, INC.

overseas, including management of a distant manufacturing facility, currency fluctuations and potential instability in the local country, particularly in light of recent economic and political uncertainty in Malaysia and in Asia generally.

Currency. All of Xircom's international sales are denominated in U.S. dollars and may be subject to government controls and other risks. These controls and risks may include federal restrictions on export, export licenses, trade restrictions, changes in tariff and freight rates, currency fluctuations, and political instability. Xircom could experience increased credit risks (such as customer insolvencies or other impairments of customers' ability to repay existing obligations) and difficulties in accessing new markets in the region as a result of the recent economic instability, currency fluctuations and other factors impacting international markets and Asian markets in particular. The Company has implemented and may continue to implement certain strategies to limit the impact of foreign currency fluctuations on its Asian distributors. In doing so, Xircom may assume greater foreign currency risk in the future. Continued instability or other adverse changes in local economies could affect the future operations of the Company. In September 1998, the Malaysian government fixed the exchange rate of the Malaysian ringgit at 3.8 ringgits per U.S. dollar. The Company believes that the fixing, or any potential reversion to a floating exchange rate, will not have a significant impact on its results of operations.

Several European countries will adopt a Single European Currency (the "Euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. Xircom is reviewing the anticipated impact the Euro may have on its internal systems and on its competitive environment. The Company believes its internal systems will be Euro capable without material modification cost. Further, the Company does not presently expect the introduction of the Euro currency to have a material adverse impact on the Company's financial condition or results of operations.

Product mix. Revenues derived from Xircom's Combo and modem-only PC Cards typically have lower gross profit margins than LAN PC Cards. In addition, shipments to OEMs generally result in lower average selling prices and gross profit margins than sales made through the Company's distribution partners. Increases in the proportion of modem-only and Combo PC Cards and in shipments to OEMs have negatively impacted overall gross margins and may continue to offset any improvements from manufacturing and design efficiencies. This trend may continue as the Company anticipates an increased mix of OEM revenues as a percentage of sales. In addition, the increased percentage of revenue from OEM customers during fiscal 1998 as compared to fiscal 1997 has resulted in an increased concentration in the Company's customer base. With this increased customer concentration, the Company has increased its dependency on a limited number of customers at lower average selling prices and gross profit margins than sales made through the Company's distribution partners.

Backlog. Xircom generally ships products within one to four weeks after receipt of orders and therefore its sales backlog is typically minimal. Accordingly, the Company's expectations of future net sales are based largely on its own estimate of future demand and not on firm customer orders. If net sales do not meet expectations, profitability would be adversely affected, as the Company may not be able to reduce expenses commensurately in the near-term.

Channel inventory. Xircom's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. Since the fourth quarter of fiscal 1997, Xircom has taken steps to reduce the levels of inventories maintained by its distributors and to enable the Company to react more quickly to market changes. As a result, Xircom may be more directly affected by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite the Company's efforts to reduce channel inventory exposure, distributors may still choose to reduce their inventories below the already reduced levels, adversely affecting Xircom's net sales.

New product introductions. Xircom's continued success is dependent on its ability to continue to introduce new products offering advanced features, functionality and solutions demanded by end users. The Company


                                                                17  XIRCOM, INC.

cannot assure that it will be able to continue to introduce advanced products in a timely manner or that new products it introduces will achieve market acceptance or sell through to end users in sufficient quantities to make them viable for the long-term. Sales of such new products may negatively impact sales of Xircom's existing products. In addition, the Company may have difficulty in establishing its products' presence in markets in which it does not currently have significant brand recognition.

Component availability. Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture Xircom's products may fluctuate. Because some components, including custom chipsets, are available from only one supplier, they are subject to the risk of reduced availability due to manufacturing constraints, an excess of demand versus supply, national political or economic changes, and other risks not within the Company's control. Although the Company has not experienced any significant parts shortages over the past year, many of these components require long-lead purchase orders and flexibility to change order quantities due to changes in demand is limited. Any supply source interruptions, limitations on availability, or inability to develop alternative sources as needed could affect Xircom's ability to deliver its products and, in turn, adversely affect its future earnings.

Gross margin. In summary, gross profit margins are impacted by a number of factors including sales growth rates, competitive pricing pressures, product sales mix, channel sales mix, frequency of product transitions, component cost, and manufacturing cost. In addition, new products often have lower gross profit margins until market acceptance when increased volumes may permit component cost reductions and manufacturing efficiencies.

Technology shifts. A number of additional factors could have an impact on Xircom's future operating results. Rapid technological change and short product life cycles characterize the industry in which Xircom operates. The industry includes competitors with greater financial and technical resources than the Company. While Xircom has historically been successful in developing or integrating leading technology into its products, ongoing investment in research and development is required to maintain its technological position. The Company may need to increase the rate of such investment depending on competitive factors. If networking capability is included in extension modules to PCs or in the PC itself, a reduction in the demand for add-on networking devices could result. Xircom's operating results and ability to retain its market share are also dependent on continued growth in the underlying markets for notebook networking products and notebook computers, and the notebook-to-network connection rate.

Intellectual property. Xircom cannot assure that its patents, copyrights, trademarks and other efforts to protect its intellectual property will prevent duplication of its technology or provide a competitive advantage. The Company also cannot assure that any patent issued to it would be upheld as valid if litigation over the patent were initiated. Because of the rapid pace of technological change in the communications industry, and while Xircom will aggressively assert its intellectual property rights when necessary, Xircom believes its success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of the Company's proprietary rights.

With the proliferation of new products and rapidly changing technology in the PC Card market, there is a significant volume of patents or similar intellectual property rights held by third parties. Given the nature of the Company's products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties. These risks include the cost of licensing a given technology. If a claimant refuses to offer such a license on terms acceptable to Xircom, there is a risk of incurring a substantial cost of litigation or settlement of such claims regardless of the merits of the allegations. In the event of litigation, if the Company does not prevail, it may be required to pay significant damages, and/or to cease sales and production of infringing products, and only make future sales of a noninfringing design.

The Company currently uses software licensed from third parties in certain of its Combo, modem-only and Token Ring products which, in the aggregate, accounted for 69% of revenues during 1998. Xircom's operating results


18  XIRCOM, INC.

could be adversely affected by a number of factors relating to this third-party software. Such factors include: failure by a licensor to accurately develop, timely introduce, promote or support the software; resultant delays in shipment of Xircom's products; excess customer support costs or product returns experienced by Xircom due to errors in licensed software; or termination of Xircom's relationship with such licensors.

Stock price. The market price of Xircom's common stock has been, and may continue to be, subject to a high degree of volatility. Certain factors may have a significant impact on the market price of the Company's common stock. These factors include general conditions in the networking and computer industries; announcements of quarterly operating results; acquisitions; pricing; new products or technological innovations by the Company or its competitors; and other events. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, including Xircom, in many cases for reasons unrelated to the operating performance of the specific companies. Xircom's common stock has experienced volatility not necessarily related to announcements of Company performance. Broad market fluctuations may also affect the market price of Xircom's common stock.

Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Such computer programs or hardware may have date-sensitive software or embedded chips that always assume the century is "19". This could cause miscalculations or failure in the Company's information systems and/or manufacturing equipment. Such system miscalculations or failure could cause disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities. Disruptions of the Company's operations may also occur if key suppliers or customers experience disruptions in their ability to purchase, supply or transact with the Company due to Year 2000 issues. The Company's global operations rely heavily on the infrastructures within the countries in which they do business. The Year 2000 readiness within infrastructure suppliers (utilities, government agencies, and shipping organizations) will be crucial to the Company's ability to avoid disruption of its operations.

Xircom has reviewed its own products and believes they do not present any Year 2000 issues. These products are used as accessories to systems which may contain Year 2000 issues and the Company believes that any such Year 2000 issues in systems are not to be attributed to the Company's products.

The Company has completed its initial analysis of the major information systems that could be significantly affected by the Year 2000 issue and has committed personnel and resources to resolve potential issues. Based on the initial analysis, the Company determined that it would be required to modify or replace certain portions of its internal hardware and software so that those systems will properly use dates beyond December 31, 1999. The Company presently believes that the Year 2000 issue can be mitigated with respect to its internal information systems and manufacturing equipment with modifications or replacements of certain existing software and hardware.

The Company's plan to resolve the Year 2000 issue involves four phases: assessment, remediation, testing, and contingency planning. The Company's assessment plan for both information technology ("IT") and non-IT systems is currently in process. A communications plan has been initiated to create awareness, both internally and externally, of the need to identify Year 2000 issues and the risks the issues create. Inventories of systems, equipment, and processes from Xircom's global locations are in the process of being collected and analyzed. Thus far, the assessment has indicated that most of the Company's significant IT systems are Year 2000 compliant. The assessment indicated, however, that the Company's customer interaction system could be affected. This system is currently in the process of being replaced, with completion scheduled for June 1999.

The Company is 10% complete with its remediation phase with respect to its IT exposures and expects to complete all software reprogramming or replacement no later than September 30, 1999. Upon completion of software reprogramming or replacement for a particular system, the Company tests and implements the modifications.


                                                                19  XIRCOM, INC.

Awareness and assessment of any Year 2000 issues relating to operating equipment is 90% complete. The initial conclusion of this assessment is that the Company's operating equipment is Year 2000 compliant. The Company plans to complete the validation of this preliminary conclusion by March 31, 1999. The Company has queried its significant suppliers regarding their Year 2000 readiness. To date, the Company is not aware of any such supplier with a Year 2000 issue that would materially affect the Company's operating results. The Company has no means of ensuring that such suppliers will be Year 2000 ready and, accordingly, is planning to perform a secondary evaluation by March 31, 1999 of its critical suppliers to obtain further assurances about their readiness. The Company could be materially impacted if its significant suppliers are unable to complete their Year 2000 resolution process in a timely fashion. The ultimate effect of non-compliance by these parties is not determinable.

Xircom is using both internal and external resources to replace, test and implement software and operating equipment needing Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.1 million and is being funded by cash flows from operations. To date, the Company has incurred approximately $410,000 ($252,000 expensed and $158,000 capitalized for new software), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $314,000 is attributable to the purchase of new software and hardware, which will be capitalized.
The remaining $408,000 will be expensed as incurred.

The Company is developing a contingency plan for organizing responses in case of shutdown of certain critical applications due to Year 2000 issues. This contingency plan involves, among other things, IT and non-IT systems and external systems. The Company believes that the most likely worst case of a Year 2000-related failure given its state of readiness today would be a temporary loss of 20% of its internal IT capability with no material impact on its ability to conduct normal revenue-generating operations.

Liquidity and Capital Resources
The Company's continuing operating activities provided cash of approximately $46.8 million in 1998, primarily due to net income and a decrease in working capital requirements. The decrease in working capital requirements consists of decreases in inventories and income tax receivable and increases in accounts payable and accrued liabilities and income taxes payable, offset in part by an increase in accounts receivable. The decrease in inventories and increase in accounts receivable are due to a reduction in shipments by the Company to its distributors during the fourth quarter of fiscal 1997 in order to reduce the levels of inventories held by its distributors.

Investing activities in 1998 used $17.7 million in cash, primarily for capital expenditures. The capital expenditures primarily related to the purchase of the Company's manufacturing facility located in Malaysia, manufacturing equipment and improvements at the manufacturing facility, equipment for increased headcount, and information systems hardware and software. The Company has no material fixed commitments for capital expenditures.

The Company's financing activities provided $1.5 million in cash in 1998, primarily from the issuance of common stock through its stock option and employee stock purchase plans.

The Company has a credit facility with a bank for borrowings up to $25.0 million. Loans under the agreement are secured by all U.S.-based assets of the Company. The agreement expires in December 2000. The Company also has a credit facility, denominated in Malaysian ringgit, with a bank in Malaysia totaling $10.8 million. As of September 30, 1998, there were no borrowings outstanding under either agreement. As of November 30, 1998, the Company had approximately $35.8 million in borrowings available under these credit facilities. Intel Corporation holds a warrant to purchase 1,509,903 newly issued shares of Xircom's common stock. The warrant is exercisable at a price of $27.01 per share through February 27, 1999 and $31.16 per share from February 28, 1999 through its expiration on February 27, 2002.

The Company believes that cash on hand, borrowings available under its existing facilities or from other financing sources and cash provided by operations will be sufficient to support its working capital and capital expenditure


20  XIRCOM, INC.

requirements for at least the next twelve months. However, there can be no assurances that future cash requirements to fund operations will not require the Company to seek additional capital sooner than the twelve months, or that such additional capital will be available when required on terms acceptable to the Company.

ITEM 7A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures
The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments.

Xircom maintains a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, and that the Company has no borrowings outstanding, the Company is not subject to significant interest rate risk.

A portion of Xircom's operations consists of manufacturing and sales activities in foreign locations. The Company manufactures its products in Malaysia and sells its products worldwide. The Company's financial results, therefore, could be significantly impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Xircom's operating results are exposed to the impact of weakening economic conditions in the countries in which it sells its products. Since all of Xircom's sales are denominated in U.S. dollars, the Company's foreign operations are net payers of currencies other than the U.S. dollar, particularly the Malaysian ringgit and the Belgian franc. As such, the Company's operating results may be adversely affected by the impacts of a stronger Malaysian ringgit or Belgian franc relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on its foreign currency based expenses, the Company purchases and holds Malaysian ringgits and Belgian francs in advance of the due date of their underlying obligations.


                                                                21  XIRCOM, INC.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Xircom, Inc.
Consolidated Statements of Operations

(In thousands, except per share amounts)

  Fiscal Years Ended September 30                                        1998               1997             1996
-------------------------------------------------------------- ---------------- ------------------ ----------------
Net sales                                                            $276,056          $ 184,575         $166,757

Cost of sales                                                         178,426            126,300          107,437
-------------------------------------------------------------- ---------------- ------------------ ----------------

Gross profit                                                           97,630             58,275           59,320
  Research and development expenses                                    15,968             12,799            9,537
  Sales and marketing expenses                                         49,882             43,012           32,723
  General and administrative expenses                                   9,857              8,259            6,543
 In-process research and development and
   other nonrecurring charges                                               -              2,163            1,505
-------------------------------------------------------------- ---------------- ------------------ ----------------

Total operating expenses                                               75,707             66,233           50,308
-------------------------------------------------------------- ---------------- ------------------ ----------------
Operating income (loss) from continuing operations                     21,923           (  7,958)           9,012
Other income (expense), net                                             4,250              3,172          ( 1,338)
-------------------------------------------------------------- ---------------- ------------------ ----------------
Income (loss) from continuing operations before
 income taxes                                                          26,173           (  4,786)           7,674
Income tax provision (benefit)                                          7,852           (  1,437)           2,506
-------------------------------------------------------------- ---------------- ------------------ ----------------

Income (loss) from continuing operations                               18,321           (  3,349)           5,168
Discontinued operations:
  Operating income (loss), net of income taxes                              -           (    226)             784
  Loss on disposal, net of income taxes                                     -           (  6,275)               -
-------------------------------------------------------------- ---------------- ------------------ ----------------

Net income (loss)                                                    $ 18,321          $(  9,850)        $  5,952
-------------------------------------------------------------- ---------------- ------------------ ----------------

Basic earnings (loss) per share:
  Continuing operations                                              $    .80          $(    .16)        $    .27
  Discontinued operations                                                   -           (    .30)             .04
-------------------------------------------------------------- ---------------- ------------------ ----------------
  Net income (loss)                                                  $    .80          $(    .46)        $    .31
-------------------------------------------------------------- ---------------- ------------------ ----------------

Diluted earnings (loss) per share:
  Continuing operations                                              $    .78          $(    .16)        $    .26
  Discontinued operations                                                   -           (    .30)             .04
-------------------------------------------------------------- ---------------- ------------------ ----------------
  Net income (loss)                                                  $    .78          $(    .46)        $    .30
-------------------------------------------------------------- ---------------- ------------------ ----------------


See accompanying notes
22  XIRCOM, INC.

Xircom, Inc.
Consolidated Balance Sheets

(In thousands, except share and per share information)
  September 30                                                                              1998              1997
------------------------------------------------------------------------------- ------------------ ----------------
Assets

Current assets:
  Cash and cash equivalents                                                             $105,796          $ 75,109
  Accounts receivable, net of allowances for sales returns and
   bad debts of $8,492 ($6,254 in 1997)                                                   27,978             9,549
  Accounts receivable from related party                                                   1,302             1,348
  Income tax receivable                                                                      285             5,006
  Inventories                                                                             16,121            28,962
  Deferred income taxes                                                                   11,659             7,075
  Other current assets                                                                     4,874             2,476
------------------------------------------------------------------------------- ------------------ ----------------

Total current assets                                                                     168,015           129,525

Property and equipment, net                                                               26,730            17,819
Other assets                                                                                 479               586
------------------------------------------------------------------------------- ------------------ ----------------

Total assets                                                                            $195,224          $147,930
------------------------------------------------------------------------------- ------------------ ----------------

Liabilities and shareholders' equity

Current liabilities:
  Accounts payable                                                                      $ 17,269          $ 10,431
  Accrued liabilities                                                                     28,813            20,107
  Current portion of long-term obligations                                                     -             2,541
  Accrued income taxes                                                                     3,308               945
------------------------------------------------------------------------------- ------------------ ----------------

Total current liabilities                                                                 49,390            34,024
Deferred income taxes                                                                      9,116               479
Commitments and contingencies
Shareholders' equity:
  Preferred Stock, 2,000,000 shares authorized, none issued                                    -                 -
  Common Stock, $.001 par value, 50,000,000 shares authorized;
    23,081,374 shares outstanding at September 30, 1998
    (22,671,822 in 1997)                                                                      23                23
  Paid-in capital                                                                        145,862           140,892
  Accumulated deficit                                                                    ( 9,167)          (27,488)
------------------------------------------------------------------------------- ------------------ ----------------
Total shareholders' equity                                                               136,718           113,427
------------------------------------------------------------------------------- ------------------ ----------------

Total liabilities and shareholders' equity                                              $195,224          $147,930
------------------------------------------------------------------------------- ------------------ ----------------

See accompanying notes                                          23  XIRCOM, INC.

Xircom, Inc.
Consolidated Statements of Shareholders' Equity

                                                     Common Stock
                                                 ----------------------   Paid-in      Accumulated
(In thousands)                                    Shares     Amount       Capital        Deficit          Total
------------------------------------------------ ---------- ----------- ------------ ---------------- -------------
Balance at September 30, 1995                      18,926         $19     $ 76,666         $(23,590)     $ 53,095
Issuance of Common Stock under Employee
  Stock Purchase Plan                                 116           -          888                -           888
Exercise of stock options                             689           1        3,965                -         3,966
Tax benefit related to employee stock options           -           -        1,702                -         1,702
Net income                                              -           -            -            5,952         5,952
------------------------------------------------ ---------- ----------- ------------ ---------------- -------------

Balance at September 30, 1996                      19,731          20       83,221          (17,638)       65,603
Issuance of Common Stock                            2,516           3       51,358                -        51,361
Issuance of Common Stock under Employee
  Stock Purchase Plan                                 125           -        1,259                -         1,259
Exercise of stock options                             450           -        4,050                -         4,050
Tax benefit related to employee stock options           -           -        1,062                -         1,062
Repurchase of Common Stock, net                    (  150)          -      (    58)               -           (58)
Net loss                                                -           -            -          ( 9,850)      ( 9,850)
------------------------------------------------ ---------- ----------- ------------ ---------------- -------------

Balance at September 30, 1997                      22,672          23      140,892          (27,488)      113,427
Issuance of Common Stock under Employee
  Stock Purchase Plan                                 160           -        1,370               -          1,370
Exercise of stock options                             249           -        2,688               -          2,688
Tax benefit related to employee stock options           -           -          912               -            912
Net income                                              -           -            -           18,321        18,321
------------------------------------------------ ---------- ----------- ------------ ---------------- -------------
Balance at September 30, 1998                      23,081         $23     $145,862         $( 9,167)     $136,718
------------------------------------------------ ---------- ----------- ------------ ---------------- -------------


See accompanying notes
24 XIRCOM, INC.

Xircom, Inc.
Consolidated Statements of Cash Flows

(In thousands)
Fiscal Years Ended September 30                                          1998               1997             1996
-------------------------------------------------------------- ---------------- ------------------ ----------------
Operating activities
Net income (loss) from continuing operations                        $  18,321          $(  3,349)        $  5,168
Adjustments to derive cash flows from continuing operating
 activities:
  Depreciation and amortization                                         7,955              6,499            6,135
  Deferred income taxes                                                 4,053              2,043            5,187
  Foreign currency exchange (gain) loss                              (  1,426)          (  2,119)               8
  Write-off of in-process research and development                          -              2,163                -
  Loss on sale of Netwave product line                                      -                  -            1,505
  Other                                                                   156                  -               81
  Changes in assets and liabilities, net of the effect of
    acquisition and disposition:
    Accounts receivable                                              ( 18,383)            14,109          (13,920)
    Income tax receivable                                               4,721           (  2,354)           5,710
    Inventories                                                        12,841           (15,191)            1,026
    Prepaid expenses and other current assets                        (  2,398)               854          ( 1,684)
    Accounts payable and accrued liabilities                           17,709              1,996          ( 1,792)
    Income taxes payable                                                3,275                941            1,627
-------------------------------------------------------------- ---------------- ------------------ ----------------
Net cash provided by continuing operating activities                   46,824              5,592            9,051
Net cash used in operating activities of discontinued
 operations                                                                 -           (  5,984)         ( 4,569)
-------------------------------------------------------------- ---------------- ------------------ ----------------
Net cash provided by (used in) operating activities                    46,824           (    392)           4,482

Investing activities

Purchases of property and equipment                                  ( 17,964)          (  6,437)         ( 8,309)
Decrease in other assets                                                  310                338              728
Proceeds from sale of Netaccess, Inc.                                       -             11,000                -
Proceeds from sale of Netwave product line                                  -                  -            1,000
Cash paid for acquisition                                                   -           (  1,463)               -
-------------------------------------------------------------- ---------------- ------------------ ----------------
Net cash provided by (used in) continuing investing                  ( 17,654)             3,438          ( 6,581)
 activities
Net cash used in investing activities of discontinued
 operations                                                                 -           (    501)         ( 1,288)
-------------------------------------------------------------- ---------------- ------------------ ----------------
Net cash provided by (used in) investing activities                  ( 17,654)             2,937          ( 7,869)

Financing activities

Proceeds from issuance of common stock                                  4,058             56,612            4,854
Proceeds from issuance of debt obligations                                  -                960            8,526
Repayment of debt obligations                                        (  2,541)          (  6,385)         ( 1,659)
-------------------------------------------------------------- ---------------- ------------------ ----------------
Net cash provided by financing activities                               1,517             51,187           11,721

Net increase in cash and cash equivalents                              30,687             53,732            8,334

Cash and cash equivalents at beginning of period                       75,109             21,377           13,043
-------------------------------------------------------------- ---------------- ------------------ ----------------

Cash and cash equivalents at end of period                          $ 105,796          $  75,109         $ 21,377
-------------------------------------------------------------- ---------------- ------------------ ----------------


See accompanying notes                                          25  XIRCOM, INC.

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

Cash and cash equivalents
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest which approximates market value. Interest income totaled $4,256,000, $2,195,000 and $473,000 for fiscal 1998, 1997 and 1996, respectively, and is included in Other income (expense), net in the accompanying Consolidated Statements of Operations.

Concentration of credit risk
The Company sells its products primarily through two-tier distributors or original equipment manufacturers. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material bad debts or collection problems. As of September 30, 1998 and 1997, three customers accounted for a total of 34% and 33%, respectively, of total trade accounts receivable. Accounts receivable from related party represents amounts due from Intel Corporation. See Note Eight. The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair value.

Inventories
Inventories are carried at the lower of cost (determined on a first-in, first-out basis) or market.

Property and equipment
Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, ranging from one to twenty years. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the useful life of the asset, whichever is shorter.

Revenue recognition
The Company recognizes revenue from product sales when shipped. The Company generally provides a lifetime limited warranty against defects in the hardware component and a two-year limited warranty on the software component of its network adapters and modem products. In addition, the Company provides telephone support to purchasers of its products as needed to assist them in installation or use of the products. The Company makes provisions for these costs in the period of sale. The Company also has contractual agreements that permit distributors and dealers to return products or receive price protection credits under certain circumstances. The Company makes a provision for the estimated amount of product returns or credits that may occur under these contracts in the period of sale.

Licensing agreements
The Company has entered into agreements with third parties to license software and hardware that is incorporated into or sold with certain of the Company's products. Royalties associated with such licenses are accrued and expensed as cost of goods sold when the products are shipped.


26  XIRCOM, INC.

Xircom, Inc.
Notes to Consolidated Financial Statements


Research and development
Research and development costs are expensed as incurred.

Advertising costs
The Company expenses advertising costs as incurred. Advertising expense, net, totaled $3,860,000, $4,753,000 and $3,094,000 for fiscal 1998, 1997 and 1996, respectively.

Nonrecurring charges
In fiscal 1997, the Company recorded a charge to operations of $2,163,000 ($1,514,000, net of tax benefit) for the write-off of in-process research and development in connection with the purchase of certain assets from Angia Communications, Inc., a developer and manufacturer of PC Card products. In fiscal 1996, the Company recorded a charge to operations of $1,505,000 ($1,023,000, net of tax benefit) for the sale of all assets and intellectual property related to its Netwave wireless LAN product line.

Foreign currency exchange gain (loss)
The functional currency of the Company's foreign subsidiaries is the U.S. dollar. All of the Company's sales are denominated in U.S. dollars. Gains (losses) from foreign currency transactions and re-measurement totaled $1,426,000, $2,119,000 and $(8,000) for fiscal 1998, 1997 and 1996, respectively, and are recognized currently in the Consolidated Statements of Operations.

Earnings (loss) per share
During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS 128") which required a change in the method used to compute earnings per share. SFAS 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share is calculated using the weighted average common shares outstanding for the period, and excludes dilutive securities. Diluted earnings per share reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities resulted in the issuance of common stock. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation. The weighted average number of shares used for basic and diluted earnings per share were as follows:

Fiscal Years Ended September 30                                            1998             1997             1996
--------------------------------------------------------------- ----------------- ---------------- ----------------
Weighted average number of shares:
 Basic                                                               22,834,000       21,560,000        19,289,000
  Effect of dilutive securities, employee stock options                 508,000                -           456,000
--------------------------------------------------------------- ----------------- ---------------- ----------------
 Diluted                                                             23,342,000       21,560,000        19,745,000
--------------------------------------------------------------- ----------------- ---------------- ----------------

Shares issuable under stock options of 610,123, 2,705,124 and 483,302 in fiscal 1998, 1997 and 1996, respectively, and warrants of 1,509,903 in fiscal 1998 and 1997 have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Effects of recent accounting pronouncements
In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997.



                                                                 27 XIRCOM, INC.

Xircom, Inc.
Notes to Consolidated Financial Statements


The adoption of SFAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Use of estimates
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Rapid technological change and short product life cycles characterize the industry in which the Company operates. As a result, estimates are required to provide for product returns, price protection, product obsolescence and warranty returns. Historically, actual amounts recorded under these programs have not varied significantly from estimated amounts. Actual results may differ, however, from those estimates, although management does not believe that any differences would materially affect the Company's financial position or reported results.

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

NOTE TWO:  DISCONTINUED OPERATIONS
On March 31, 1997, the Company decided to discontinue its multi-port modem and remote access server business and on June 30, 1997, completed the sale of Netaccess, Inc. ("Netaccess"), its remote access server subsidiary. Proceeds of the sale were $11,000,000. The accompanying financial statements have been prepared to reflect the historical cash flows and results of operations of Netaccess as discontinued operations for all periods presented. See Note Nine for cash flow information for the discontinued operations. Operating income
(loss) from discontinued operations is summarized as follows (in thousands):

Fiscal Years Ended September 30                                          1998               1997             1996
-------------------------------------------------------------- ---------------- ------------------ ----------------
Net sales                                                                $  -           $ 13,185          $26,549
-------------------------------------------------------------- ---------------- ------------------ ----------------
Operating income (loss) before income tax provision
  (benefit)                                                              $  -           $(   323)         $ 1,174
Income tax provision (benefit)                                              -            (    97)             390
-------------------------------------------------------------- ---------------- ------------------ ----------------
Operating income (loss), net of tax                                         -            (   226)             784
-------------------------------------------------------------- ---------------- ------------------ ----------------
Loss on disposal before income tax benefit                                  -            ( 8,604)               -
Income tax benefit                                                          -            ( 2,329)               -
-------------------------------------------------------------- ---------------- ------------------ ----------------
Loss on disposal, net of tax benefit                                        -            ( 6,275)               -
-------------------------------------------------------------- ---------------- ------------------ ----------------
Total discontinued operations, net of tax                                $  -           $( 6,501)         $   784
-------------------------------------------------------------- ---------------- ------------------ ----------------


28  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE THREE:  INVENTORIES
Inventories consist of the following (in thousands):

September 30                                                                                1998             1997
-----------------------------------------------------------------------------------------------------------------
Finished goods                                                                          $  4,165         $ 17,984
Sub-assemblies                                                                             1,092            2,441
Work-in-process                                                                            5,383            1,253
Component parts                                                                            5,481            7,284
-----------------------------------------------------------------------------------------------------------------
                                                                                        $ 16,121         $ 28,962
-----------------------------------------------------------------------------------------------------------------

NOTE FOUR:  PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

September 30                                                                                1998             1997
-----------------------------------------------------------------------------------------------------------------
Land                                                                                    $    541         $      -
Building and improvements                                                                  3,925                -
Leasehold improvements                                                                     6,235            7,135
Equipment                                                                                 34,082           25,337
Furniture and fixtures                                                                     3,676            3,504
-----------------------------------------------------------------------------------------------------------------
                                                                                          48,459           35,976
Less accumulated depreciation and amortization                                           (21,729)         (18,157)
-----------------------------------------------------------------------------------------------------------------
                                                                                        $ 26,730         $ 17,819
-----------------------------------------------------------------------------------------------------------------

NOTE FIVE:  ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

September 30                                                                                1998             1997
-----------------------------------------------------------------------------------------------------------------
Payroll and related benefits                                                            $  6,828         $  2,918
Warranty reserve                                                                           6,225            4,041
Accrued marketing costs                                                                    5,567            4,281
Other                                                                                     10,193            8,867
-----------------------------------------------------------------------------------------------------------------
                                                                                        $ 28,813         $ 20,107
-----------------------------------------------------------------------------------------------------------------

NOTE SIX:  BANK BORROWINGS AND LONG-TERM OBLIGATIONS
The Company has a credit facility with a bank for borrowings up to $25,000,000 at the prime rate or at a LIBOR-based rate. Loans under the agreement are secured by all U.S.-based assets of the Company. The agreement expires in December 2000. As of September 30, 1998, there were no borrowings outstanding under the agreement.

The Company has a credit facility with another bank, denominated in Malaysian ringgit, that permits borrowings up to $10.8 million under a bankers acceptance agreement at a fixed rate of 7.6%, and on a revolving credit and term loan basis at the bank's reference rate plus 1.0% (8.5% as of September 30, 1998). As of September 30, 1997, $2,536,000 was outstanding under both the revolving credit and term loan provisions of this agreement and there were no amounts outstanding under the bankers acceptance agreement. All borrowings under this facility were repaid in fiscal 1998.

                                                                29  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had approximately $20,275,000 in borrowings available under its credit facilities as of September 30, 1998. Interest expense totaled $56,000, $478,000 and $766,000 for fiscal 1998, 1997 and 1996, respectively, and is included in Other income (expense), net.

NOTE SEVEN:  INCOME TAXES
The income tax provision (benefit) includes the following (in thousands):

Fiscal Years Ended September 30                                          1998               1997             1996
-----------------------------------------------------------------------------------------------------------------
Current:
 Federal                                                               $  441            $(3,785)         $(1,785)
 State                                                                    351                  -              131
 Foreign                                                                2,516                945              766
-----------------------------------------------------------------------------------------------------------------
                                                                        3,308             (2,840)          (  888)
Deferred:
 Federal                                                                4,544              1,403            3,394
 State                                                                    752             (1,754)             813
 Valuation allowance                                                   (  752)             1,754           (  813)
-----------------------------------------------------------------------------------------------------------------
                                                                        4,544              1,403            3,394
-----------------------------------------------------------------------------------------------------------------
                                                                       $7,852            $(1,437)         $ 2,506
-----------------------------------------------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

September 30                                                                                1998             1997
-----------------------------------------------------------------------------------------------------------------
Book reserves not deductible for tax                                                    $ 11,302         $  8,443
Book in excess of tax depreciation                                                         1,246            1,918
Net operating loss carryforward and credit                                                 3,155            5,960
-----------------------------------------------------------------------------------------------------------------
  Total deferred tax asset                                                                15,703           16,321
Valuation allowance                                                                      ( 2,470)         ( 3,263)
-----------------------------------------------------------------------------------------------------------------
  Deferred tax asset, net                                                                 13,233           13,058
-----------------------------------------------------------------------------------------------------------------

Foreign operations                                                                       ( 9,662)         ( 5,252)
Other                                                                                    ( 1,028)         ( 1,210)
-----------------------------------------------------------------------------------------------------------------
  Total deferred tax liabilities                                                         (10,690)         ( 6,462)
-----------------------------------------------------------------------------------------------------------------
  Net deferred tax asset                                                                $  2,543         $  6,596
-----------------------------------------------------------------------------------------------------------------

Balance sheet classification of the net deferred tax asset is as follows (in thousands):

September 30                                                                                1998             1997
-----------------------------------------------------------------------------------------------------------------
Current deferred tax asset                                                              $ 11,659          $ 7,075
Noncurrent deferred tax liability                                                        ( 9,116)          (  479)
-----------------------------------------------------------------------------------------------------------------
                                                                                        $  2,543          $ 6,596
-----------------------------------------------------------------------------------------------------------------

At September 30, 1998 the Company has alternative minimum tax (AMT) credit carryforwards of $613,000, which may be used indefinitely; foreign tax credit
(FTC) carryforwards of $1,170,000, which expire from 2001 to 2003; and research and development (R&D) credits of $1,372,000, which expire from 2008 to 2012.

30  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATMENTS

A valuation allowance for deferred tax assets was established in 1995 to reflect the uncertainty of realizing the loss generated in 1995, applicable to state income taxes. For 1996 and 1998, the valuation allowance was reduced due to the realization of these losses that were originally valued. For 1997, an additional valuation allowance was created due to the uncertainty of the future realization of the deferred tax asset generated in 1997 applicable to state income taxes. A reconciliation of the provision (benefit) for income taxes with the tax (benefit) computed by applying the 35% federal statutory tax rate is as follows (in thousands):

Fiscal Years Ended September 30                                          1998               1997             1996
-----------------------------------------------------------------------------------------------------------------
Computed expected tax (benefit)                                       $ 9,160           $( 1,675)          $2,686
State income taxes, net of federal benefit                                227                  -              163
Research and development credit                                        (1,082)                 -            ( 110)
Foreign operations                                                        280            (   566)           (  39)
Valuation allowance on deferred tax asset                              (  793)               680                -
Tax exempt FSC and interest income                                          -                  -            ( 157)
Other                                                                      60                124            (  37)
-----------------------------------------------------------------------------------------------------------------
                                                                      $ 7,852           $( 1,437)          $2,506
-----------------------------------------------------------------------------------------------------------------

At September 30, 1998, foreign earnings of $25,588,000 have been retained indefinitely by subsidiary companies for reinvestment, on which no additional U.S. tax has been paid. If repatriated, additional taxes of approximately $8,578,000 on these earnings, net of available foreign tax credit carryforwards, would be due. The Company has tax holiday status on its operations in Malaysia, which expires in 2000. Income (loss) before income taxes for all foreign operations was $17,337,000, $12,282,000 and $5,547,000 for fiscal 1998, 1997 and
1996, respectively.

NOTE EIGHT:  COMMON STOCK AND RELATED PLANS
On February 28, 1997, the Company sold to Intel Corporation 2,516,405 newly issued shares of the Company's common stock (representing a 12.5 percent interest at the date of issuance) and a warrant to purchase an additional 1,509,903 newly issued shares of the Company's common stock. In consideration, the Company received net cash proceeds of $51,361,000. The warrant is exercisable at a price of $27.01 per share through February 27, 1999, and $31.16 per share from February 28, 1999 through its expiration on February 27, 2002.

During fiscal 1997, the Company purchased 150,000 shares of Common Stock from a director of the Company, with substantially all of the proceeds contributed by the director to the Company as capital.

The Company's Stock Option Plan (1992 Plan), as amended, authorizes a total of up to 7,500,000 shares of Common Stock for issuance as either incentive stock options with exercise prices which may not be less than fair market value at the date of grant, or nonqualified stock options. The options generally vest over three to four years and have terms of five to seven years. The 1992 Director Stock Option Plan (Director Plan) provides for the grant of nonqualified options for a total of up to 425,000 shares of Common Stock to non-employee members of the Board of Directors. The options are granted at fair market value as of the date of grant and vest over a four-year period. The 1995 Stock Option Plan authorizes a total of up to 1,049,857 shares of Common Stock for issuance as nonqualified stock options with vesting rights similar to the 1992 Plan. The Patent Award Stock Option Plan authorizes a total of up to 250,000 shares of Common Stock for issuance as nonqualified stock options with vesting periods similar to the 1992 Plan. As of September 30, 1998, the Company had 1,693,193 shares of common stock available for future grant under its stock option plans.

                                                                31  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of activity for the Company's stock option plans:

                                                                              Option price per share
                                                                    -------------------------------------------
                                                        Number of                                    Weighted-
                                                           shares             Low           High       Average
--------------------------------------------------------------------------------------------------------------
Outstanding at October 1, 1995                          2,537,207           $0.33         $19.50        $ 8.83
 Granted                                                1,150,550           $9.00         $17.13        $12.16
 Exercised                                              ( 688,963)          $0.33         $11.50        $ 5.76
 Canceled                                               ( 679,300)          $1.29         $19.50        $10.20
--------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1996                       2,319,494           $1.29         $17.13        $11.04
 Granted                                                1,428,900           $8.63         $29.00        $14.17
 Exercised                                              ( 449,493)          $1.29         $15.50        $ 9.01
 Canceled                                               ( 593,777)          $1.86         $29.00        $13.42
--------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1997                       2,705,124           $7.63         $27.75        $12.48
 Granted                                                1,514,200           $9.00         $26.00        $12.42
 Exercised                                              ( 249,516)          $7.63         $20.25        $10.78
 Canceled                                               ( 380,586)          $8.63         $27.75        $12.42
--------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1998                       3,589,222           $8.63         $27.75        $12.57
--------------------------------------------------------------------------------------------------------------

Information regarding stock options outstanding as of September 30, 1998 is as follows:

                                                 Options Outstanding                    Options Exercisable
                                        -----------------------------------------    ------------------------
                                                                        Weighted-
                                                       Weighted-          Average                    Weighted-
                                                         Average        Remaining                      Average
                                                        Exercise      Contractual                     Exercise
                                            Shares         Price             Life         Shares         Price
--------------------------------------------------------------------------------------------------------------
Under $11.00                             1,292,540        $ 9.96       4.77 years        393,887        $10.16
$11.00-$14.00                            1,425,948        $12.25       5.24 years        389,619        $11.74
Over $14.00                                870,734        $18.15       5.71 years        218,862        $16.99

As of September 30, 1998, 1997 and 1996, stock options to purchase 1,002,368, 568,030 and 443,863 shares were exercisable at weighted average exercise prices of $12.52, $11.32 and $9.47, respectively.

The Company's 1994 Employee Stock Purchase Plan (ESPP) allows employees to purchase Common Stock of the Company, through payroll deductions, at 85% of the market value of the shares at the beginning or end of the offering period, whichever is lower. The plan provides for the grant of rights to employees to purchase up to a total of 600,000 shares of common stock. As of September 30, 1998, 141,496 shares were available for issuance under this plan. Information regarding shares issued under the plan is as follows:

                                                                                           Price per share
                                                                                       ----------------------
                                                                    Number of shares
Fiscal years ended                                                            issued         Low         High
-------------------------------------------------------------------------------------------------------------
1998                                                                         160,036       $8.50      $  8.61
1997                                                                         124,782       $7.86       $14.45
1996                                                                         116,149       $7.65      $  7.65

32  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the end of fiscal 1998, the Board of Directors approved the authorization of an additional 275,000 shares for issuance under the Director Plan and 800,000 shares under the ESPP, subject to shareholder approval at the next Annual Meeting of Shareholders.

If the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted after September 30, 1995, its net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share amounts):

                                                                         1998               1997             1996
-----------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $18,321          $( 9,850)           $5,952
Pro forma stock compensation expense, net                              (3,495)          ( 2,056)            ( 461)
-----------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                           $14,826          $(11,906)           $5,491
-----------------------------------------------------------------------------------------------------------------
Pro forma diluted earnings (loss) per share                           $   .65          $(   .55)           $  .29
-----------------------------------------------------------------------------------------------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for fiscal 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in succeeding years.

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.55%, 6.10% and 6.00%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock from .60 to .67; and expected life of the options of 4 years. These assumptions resulted in weighted-average fair values of $6.85, $7.30 and $6.23 for each stock option granted in 1998, 1997 and 1996, respectively.

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

The Company maintains a defined contribution 401(k) plan under which its U.S. employees are eligible to participate. Participants may make, within certain limitations, voluntary contributions based upon a percentage of their compensation. The Company makes matching contributions based on a participant's contribution up to a specified maximum percentage of the participant's contribution. Participants vest in the Company's contributions based on years of service. Company contributions were $261,000, $174,000 and $65,000 for fiscal 1998, 1997 and 1996, respectively.

                                                                33  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE NINE:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

(in thousands)                                                           1998               1997             1996
-----------------------------------------------------------------------------------------------------------------
Cash paid:
 Interest                                                               $  56            $   491         $    763
 Income taxes                                                           $ 807            $    82         $     51
Non-cash transactions:
 Tax benefit related to employee stock options                          $ 912            $ 1,062         $  1,702
-----------------------------------------------------------------------------------------------------------------
Cash flows from discontinued operating activities:
 Income (loss) from discontinued operating activities                   $   -            $(6,501)        $    784
 Adjustments to derive cash flows from discontinued operating activities:
  Depreciation and amortization                                             -              1,777            2,028
  Deferred income taxes                                                     -             (2,329)               -
  Change in net assets of discontinued operations                           -              1,069          ( 7,381)
-----------------------------------------------------------------------------------------------------------------

Net cash used in discontinued operating activities                      $   -            $(5,984)        $( 4,569)
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities of discontinued operations:
 Purchases of equipment and improvements                                $   -            $(  501)        $( 1,288)
-----------------------------------------------------------------------------------------------------------------

Cash paid for acquisition in 1997 of $1,463,000 is comprised of fair value of assets acquired of $2,463,000 net of liabilities assumed of $1,000,000.

NOTE TEN:  COMMITMENTS AND CONTINGENCIES
The Company leases its facilities and certain equipment under operating leases expiring on various dates through 2005. Rent expense was $1,649,000, $1,512,000 and $1,447,000 for fiscal 1998, 1997 and 1996, respectively. As of September 30, 1998, minimum future rental payments under all noncancelable operating leases for facilities and equipment were as follows (in thousands):

                                                                                                        Operating
Fiscal year                                                                                                leases
-----------------------------------------------------------------------------------------------------------------
1999                                                                                                      $ 1,623
2000                                                                                                        1,542
2001                                                                                                        1,578
2002                                                                                                        1,603
2003                                                                                                        1,423
Thereafter                                                                                                  2,907
-----------------------------------------------------------------------------------------------------------------
                                                                                                          $10,676
-----------------------------------------------------------------------------------------------------------------

Future minimum rentals to be received under noncancelable subleases as of September 30, 1998 totaled $411,000.

Under certain license agreements (see Note One), the Company is required to pay specified amounts of per unit royalties based on sales of certain of its products. Some of these agreements also contain minimum quarterly and annual volume requirements. Certain of these agreements expire on specific dates, others continue in effect as long as the technology is incorporated into the Company's products, and some can be terminated by either party after specified notice periods. Royalties under these agreements amounted to $640,000, $740,000, and $1,490,000 for fiscal 1998, 1997 and 1996, respectively.

34  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is involved in certain claims and legal proceedings that arise in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE ELEVEN:  SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in one industry segment: the design, development, manufacture, marketing and support of computer network connectivity products. Information about the Company's operations in the U.S., Europe and Asia is presented below.

                                        United
(in thousands)                          States          Europe           Asia       Eliminations             Total
------------------------------------------------------------------------------------------------------------------
Fiscal 1998
 Net sales to unaffiliated
  customers                          $ 144,021        $ 90,017       $ 42,018          $       -          $276,056
 Intercompany sales                    105,350               -        170,890           (276,240)                -
------------------------------------------------------------------------------------------------------------------
 Total sales                         $ 249,371        $ 90,017       $212,908          $(276,240)         $276,056
 Operating income from
  continuing operations              $   4,872        $  4,803       $ 11,069          $   1,179          $ 21,923

 Identifiable assets                 $ 136,385        $ 22,171       $ 43,569          $(  6,901)         $195,224
------------------------------------------------------------------------------------------------------------------
Fiscal 1997
 Net sales to unaffiliated
  customers                          $  98,677        $ 53,941       $ 31,957          $       -          $184,575
 Intercompany sales                     83,159               -        132,397           (215,556)                -
------------------------------------------------------------------------------------------------------------------
Total sales                          $ 181,836        $ 53,941       $164,354          $(215,556)         $184,575
Operating income (loss) from
 continuing operations               $( 17,304)       $    131       $ 10,296          $(  1,081)         $( 7,958)
Identifiable assets                  $ 118,780        $ 15,513       $ 26,149          $( 12,512)         $147,930
------------------------------------------------------------------------------------------------------------------
Fiscal 1996
 Net sales to unaffiliated
  customers                          $  99,573        $ 45,865       $ 21,319          $       -          $166,757
 Intercompany sales                     59,594              17         64,915           (124,526)                -
------------------------------------------------------------------------------------------------------------------
 Total sales                         $ 159,167        $ 45,882       $ 86,234          $(124,526)         $166,757
 Operating income from
  continuing operations              $   1,853        $    572       $  5,339          $   1,248          $  9,012
 Identifiable assets/(1)/            $  80,801        $ 13,980       $ 21,842          $(  9,422)         $107,201
------------------------------------------------------------------------------------------------------------------

(1) Identifiable assets in the United States includes net assets of discontinued operations of $17,151,000 as of September 30, 1996.

Total export sales (sales to unaffiliated foreign entities) were $11,019,000, $10,347,000 and $9,582,000 for fiscal 1998, 1997 and 1996, respectively. Net sales to one customer in excess of 10% of total net sales was 13%, 17% and 21% for fiscal 1998, 1997 and 1996, respectively. Net sales to Intel Corporation were less than 10% of total net sales in fiscal 1998 and 1997. See Note Eight.

                                                                35  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE TWELVE:  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     Quarter ended
                                     ------------------------------------------------------------------------------

(in thousands, except per share         Dec. 31         Mar. 31        June 30       Sept. 30          Fiscal Year
data)
-----------------------------------------------------------------------------------------------------------------
Fiscal 1998
 Net sales                              $52,545         $64,134       $ 71,312       $ 88,065           $ 276,056
 Gross profit                            18,128          21,629         24,311         33,562              97,630
 Net income                               2,430           3,277          4,705          7,909              18,321
 Diluted earnings per share             $   .11         $   .14       $    .20       $    .33           $     .78
-----------------------------------------------------------------------------------------------------------------
Fiscal 1997
 Net sales                              $56,309         $57,140       $ 50,226       $ 20,900           $ 184,575
 Gross profit (loss)                     20,816          21,740         16,911        ( 1,192)             58,275
 Net income (loss)                        4,457           4,341        ( 5,833)/(1)/  (12,815)/(2)/      (  9,850)
 Diluted earnings (loss) per share      $   .22         $   .20       $(   .25)/(1)/ $(   .57)/(2)/     $(    .46)
-----------------------------------------------------------------------------------------------------------------

(1) In the third quarter of fiscal 1997, net loss includes $6,275,000 or $.29 per share for loss on sale of Netaccess, Inc.
(2) In the fourth quarter of fiscal 1997, net loss includes $1,514,000 or $.07 per share for the write-off of in-process research and development.

36  XIRCOM, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDERS

XIRCOM, INC.


We have audited the accompanying consolidated balance sheets of Xircom, Inc. as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xircom, Inc. at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       /s/ Ernst & Young LLP


Woodland Hills, California
October 19, 1998

                                                                37  XIRCOM, INC.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to directors of Xircom is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders. Information with respect to executive officers of Xircom is described in Item 1 of this Annual Report on Form 10-K. Information with respect to delinquent filings under
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION
Incorporated by reference from the information under the caption "Executive Officer Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference from the information under the caption "Executive Officer Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                             Page in Form 10-K
(a) (1)  The following consolidated financial statements of Xircom, Inc. and the Report of Independent Auditors, are included in Item 8 of this document:

         Consolidated Statements of Operations - Years ended
           September 30, 1998, 1997 and 1996                                                              22
         Consolidated Balance Sheets at September 30, 1998 and 1997                                       23
         Consolidated Statements of Shareholders' Equity - Years ended
           September 30, 1998, 1997 and 1996                                                              24
         Consolidated Statements of Cash Flows - Years ended
           September 30, 1998, 1997 and 1996                                                              25
         Notes to Consolidated Financial Statements                                                    26-36
         Report of Ernst & Young LLP, Independent Auditors                                                37

    (2)  Consolidated financial statement schedule:
         Schedule II - Valuation and Qualifying Accounts                                                  39
         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

    (3)  Exhibits included herein (numbered in accordance with Item 601
           of Regulation S-K)                                                                          40-41

(b) Reports on Form 8-K: None

38  XIRCOM, INC.

SCHEDULE II
Xircom, Inc.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                                      Additions
                                                    Balance at       Charged to
                                                  Beginning of        Costs and                     Balance at End
Description                                             Period         Expenses       Deductions         of Period
-------------------------------------------------------------------------------------------------------------------
FISCAL 1998
 Deducted from asset accounts:
  Allowance for sales returns and bad debts             $6,254          $16,151          $13,913            $8,492
-------------------------------------------------------------------------------------------------------------------
 Liability reserves:
  Warranty                                              $4,041          $ 6,328          $ 4,144            $6,225
-------------------------------------------------------------------------------------------------------------------

FISCAL 1997
 Deducted from asset accounts:
  Allowance for sales returns and bad debts             $3,434          $28,872          $26,052            $6,254
-------------------------------------------------------------------------------------------------------------------
 Liability reserves:
  Warranty                                              $3,204          $ 3,170          $ 2,333            $4,041
-------------------------------------------------------------------------------------------------------------------

FISCAL 1996
 Deducted from asset accounts:
  Allowance for sales returns and bad debts             $3,425          $15,277          $15,268            $3,434
-------------------------------------------------------------------------------------------------------------------
 Liability reserves:
  Warranty                                              $1,800          $ 7,049          $ 5,645            $3,204
-------------------------------------------------------------------------------------------------------------------

                                                                39  XIRCOM, INC.

EXHIBITS INCLUDED HEREIN (NUMBERED IN ACCORDANCE WITH ITEM 601 OF
REGULATION S-K)

Exhibit
Number          Description of Document
--------------------------------------------------------------------------------------------------------------------
     2.1        Agreement and Plan of Reorganization By and Among Xircom, Inc., a California Corporation,
                Xircom, Inc., a Delaware Corporation, and Primary Rate Incorporated, a Delaware Corporation,
                dated April 12, 1995 (incorporated by reference to Exhibit 2.1 of the Company's report on Form 8-K dated June 22, 1995, No. 0-19856)

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

    10.9        Stock Option Plan of the Company, as amended and restated on January 23, 1998, and forms of agreement thereunder (incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-8 filed on April 21, 1998, No. 333-50591)

    10.10       1992 Director Stock Option Plan of the Company, as amended and restated on January 17, 1997, and forms of agreement thereunder (incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-8 filed on April 17, 1997, No. 333-25367)

    10.15       Form of Distributor Agreement (incorporated by reference to corresponding exhibit number of the
                Company's registration statement    on Form S-1, No. 33-45667)

    10.26       1994 Employee Stock Purchase Plan, as amended and restated as of January 23, 1998, and forms of agreement thereunder (incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-8 filed on April 21, 1998, No. 333-50591)

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


40  XIRCOM, INC.

Exhibit
Number          Description of Document
--------------------------------------------------------------------------------------------------------------------
    10.30a      Security Agreement Between Xircom, Inc. as Debtor and NationsBank of Texas, N.A. as Administrative
                Agent, dated as of December 30, 1996 (incorporated by reference to Exhibit 10.30 of the Company's report on Form 10-Q for the quarter ended December 31, 1996)

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

    10.33       1995 Stock Option Plan, as amended and restated on October 24, 1997, and forms of agreement thereunder (incorporated by reference to Exhibit 4.3 of the Company's registration statement on Form S-8 filed on April 21, 1998, No. 333-50591)

    10.34       1997 Patent Award Stock Option Plan, adopted July 25, 1997, and forms of agreement thereunder
                (incorporated by reference to Exhibit 4.4 of the Company's registration statement on Form S-8 filed on April 21, 1998, No. 333-50591)

    21.1        Subsidiaries of Xircom, Inc. (see page 42)

    23.1        Consent of Ernst & Young LLP, Independent Auditors (see page 43)

    24.1        Power of Attorney (see page 44)

    27.1        Financial Data Schedule

                                                                41  XIRCOM, INC.

                                                                    EXHIBIT 21.1
SUBSIDIARIES OF THE COMPANY

Xircom Operations (Malaysia) Sdn. Bhd.
Master-Pack (PG) Sdn. Bhd.
Xircom Europe NV
Xircom U.K., Ltd.
Xircom France, S.A.R.L.
Xircom Deutschland GmbH
Xircom AB
Xircom Asia PTE LTD
Xircom Asia Limited
Xircom Asia Pacific Ltd.
Xircom Australia Pty. Ltd.
Xircom Japan KK

42  XIRCOM, INC.

                                                                    EXHIBIT 23.1
CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements pertaining to the 1992 Director Stock Option Plan, 1992 Stock Option Plan, 1995 Stock Option Plan and 1994 Employee Stock Purchase Plan and in the Registration Statement (Form S-3 No. 33-93972) and in the related Prospectus of Xircom, Inc. of our report dated October 19, 1998, with respect to the consolidated financial statements and schedule of Xircom, Inc., included in this Annual Report (Form 10-K) for the year ended September 30, 1998.



                                       /s/ Ernst & Young LLP


Woodland Hills, California
December 11, 1998

                                                                43  XIRCOM, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
                               XIRCOM, INC.

Date:  December 11, 1998       By:  /s/ Dirk I. Gates
                                    -----------------------------------------
                                    Dirk I. Gates
                                    Chairman of the Board
                                    President and Chief Executive Officer
POWER OF ATTORNEY

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

Signature                                   Title                                         Date
/s/ DIRK I. GATES                           Chairman of the Board,                      December 11, 1998
----------------------------------------
Dirk I. Gates                               President and Chief Executive Officer
                                            (Principal Executive Officer)

/s/ STEVEN F. DEGENNARO                     Vice President, Finance and                 December 11, 1998
----------------------------------------
Steven F. DeGennaro                         Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

/s/ MICHAEL F.G. ASHBY                      Director                                    December 11, 1998
----------------------------------------
Michael F.G. Ashby

/s/ KENNETH J. BIBA                         Director                                    December 11, 1998
----------------------------------------
Kenneth J. Biba

/s/ GARY J. BOWEN                           Director                                    December 11, 1998
----------------------------------------
Gary J. Bowen

/s/ J. KIRK MATHEWS                         Director                                    December 11, 1998
----------------------------------------
J. Kirk Mathews

/s/ WILLIAM J. SCHROEDER                    Director                                    December 11, 1998
----------------------------------------
William J. Schroeder

/s/ DELBERT W. YOCAM                        Director                                    December 11, 1998
----------------------------------------
Delbert W. Yocam

44  XIRCOM, INC.