Form 10-Q
period 1998-12-31
XIRCOM INC
filed 1999-02-16
CIK 883905

SECURITIES AND EXCHANGE COMMISSION  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended December 31, 1998

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-19856

XIRCOM, INC.
2300 Corporate Center Drive
Thousand Oaks, California  91320
Telephone:  (805) 376-9300

CALIFORNIA  (State of incorporation)

95-4221884  (IRS Employer Identification No.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

There were 23,930,115 shares of the Registrant's $.001 par value Common Stock outstanding as of February 3, 1999.

Xircom, Inc.
TABLE OF CONTENTS

                                                               Page in Form 10-Q
PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

                Condensed Consolidated Balance Sheets                     3

                Condensed Consolidated Income Statements                  4

                Condensed Consolidated Statements of Cash Flows           5

                Notes to Condensed Consolidated Financial Statements      6

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS          6-13

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                        13

PART II.        OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS                                        13

ITEM 2.         CHANGES IN SECURITIES                                    13

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES                          13

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      14

ITEM 5.         OTHER ITEMS                                              14

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K                         14

SIGNATURES                                                               14

Xircom, Inc.
PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                     December 31         September 30
(In thousands)                                                                              1998                 1998
---------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                          $123,522             $105,796
     Accounts receivable, net                                                             28,356               29,280
     Income tax receivable                                                                   285                  285
     Inventories                                                                          15,584               16,121
     Deferred income taxes                                                                11,659               11,659
     Other current assets                                                                  3,998                4,874
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     183,404              168,015
Property and equipment, net                                                               29,731               26,730
Other assets                                                                                 606                  479
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $213,741             $195,224
---------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                                   $  9,323             $ 17,269
     Accrued liabilities                                                                  32,895               28,813
     Accrued income taxes                                                                  2,681                3,308
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 44,899               49,390
Deferred income taxes                                                                      9,116                9,116

Shareholders' equity:
     Common stock                                                                             24                   23
     Paid-in capital                                                                     159,095              145,862
     Retained earnings (accumulated deficit)                                                 607               (9,167)
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               159,726              136,718
---------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                              $213,741             $195,224
---------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

Xircom, Inc.
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share information)
Three Months Ended December 31                                                            1998                1997
--------------------------------------------------------------------------------------------------------------------

Net sales                                                                                $96,022             $52,545
Cost of sales                                                                             56,460              34,417
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                                              39,562              18,128

 Operating expenses:
  Research and development                                                                 5,190               3,539
  Sales and marketing                                                                     18,282              10,277
  General and administrative                                                               2,891               2,071
--------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                             26,363              15,887
--------------------------------------------------------------------------------------------------------------------
Operating income                                                                          13,199               2,241
Other income, net                                                                            376               1,224
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                13,575               3,465
Provision for income taxes                                                                 3,801               1,035
--------------------------------------------------------------------------------------------------------------------
Net income                                                                               $ 9,774             $ 2,430
--------------------------------------------------------------------------------------------------------------------


Basic earnings per share                                                                 $   .42             $   .11
Diluted earnings per share                                                               $   .39             $   .11
--------------------------------------------------------------------------------------------------------------------



See Notes to Condensed Consolidated Financial Statements.

Xircom, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
Three Months Ended December 31                                                          1998                 1997
-----------------------------------------------------------------------------------------------------------------
Operating activities:
 Net income                                                                         $  9,774              $ 2,430
 Adjustments to derive cash flows from operating activities:
   Depreciation and amortization                                                       2,355                1,733
   Foreign currency exchange (gain) loss                                                 173                 (228)
   Changes in assets and liabilities:
     Accounts receivable                                                                 924               (8,341)
     Inventories                                                                         537                1,424
     Other current assets                                                                876                   56
     Accounts payable and accrued liabilities                                         (4,037)               5,686
     Income taxes payable                                                              3,365                1,003
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                            13,967                3,763
-----------------------------------------------------------------------------------------------------------------
Investing activities:
 Purchases of property and equipment                                                  (5,277)              (7,490)
 Other                                                                                  (206)                (107)
-----------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                (5,483)              (7,597)
-----------------------------------------------------------------------------------------------------------------
Financing activities:
 Proceeds from issuance of capital stock                                               9,242                  684
 Repayment of debt obligations                                                             -               (2,541)
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                   9,242               (1,857)
-----------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                  17,726               (5,691)
Cash and cash equivalents at beginning of period                                     105,796               75,109
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $123,522              $69,418
-----------------------------------------------------------------------------------------------------------------
Supplemental cash flow disclosures:
Cash paid for income taxes                                                          $    461              $     -
Non-cash transactions--tax benefit related to employee stock options                $  3,992              $     6
-----------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation
The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1998, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at December 31, 1998 and the consolidated statements of income and cash flows for the three-month periods ended December 31, 1998 and 1997, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1998 annual report on Form 10-K. The results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

Cash and cash equivalents
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                               December 31       September 30
(In thousands)                        1998               1998
-------------------------------------------------------------
Finished goods                     $ 6,126            $ 4,165
Subassemblies                          844              1,092
Work-in-process                      6,026              5,383
Component parts                      2,588              5,481
-------------------------------------------------------------
                                   $15,584            $16,121
-------------------------------------------------------------

Revenue recognition

The Company recognizes revenue from product sales when shipped. The Company generally provides a lifetime limited warranty against defects in the hardware component and a two-year limited warranty on the software component of its network adapters and modem products. In addition, the Company provides telephone support to purchasers of its products as needed to assist them in their installation or use. The Company makes provisions for these costs in the period of sale. The Company also has contractual agreements which permit distributors and dealers to return products or receive price protection credits under certain circumstances. The Company makes a provision for the estimated amount of product returns or credits that may occur under these contracts in the period of sale.

Earnings per share

Basic earnings per share is calculated using the weighted average common shares outstanding for the period, and excludes dilutive securities. Diluted earnings per share reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities resulted in the issuance of common stock. The weighted average number of shares for basic and diluted earnings per were as follows:

(In thousands)
Three Months Ended December 31        1998          1997
--------------------------------------------------------
Weighted average number of
 shares--basic                      23,454        22,723

Effect of dilutive
 securities:
 Employee stock options              1,485            57
 Warrants                              122             -
--------------------------------------------------------
Weighted average number of          25,061        22,780
 shares--diluted
--------------------------------------------------------

Effects of recent accounting pronouncements

As of December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report contains trend analysis and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and

XIRCOM, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the trend analysis and other forward-looking statements contained herein, as a result of the risk factors set forth below and elsewhere in this report.

Results of Operations
---------------------
The following table sets forth the income statements as a percentage of net sales:

Three Months Ended December 31        1998            1997
 ---------------------------------------------------------

Net sales                           100.0%          100.0%
Cost of sales                        58.8%           65.5%
---------------------------------------------------------
Gross profit                         41.2%           34.5%
Operating expenses:
 Research and development             5.4%            6.7%
 Sales and marketing                 19.1%           19.6%
 General and administrative           3.0%            3.9%
---------------------------------------------------------
                                     27.5%           30.2%
---------------------------------------------------------
Operating income                     13.7%            4.3%
Other income, net                     0.4%            2.3%
---------------------------------------------------------

Income before income taxes           14.1%            6.6%
Provision for income taxes            3.9%            2.0%
---------------------------------------------------------
Net income                           10.2%            4.6%
---------------------------------------------------------

Net sales
Net sales of LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") for the three-month period ended December 31, 1998 increased 83% from the corresponding prior-year period. The increase was primarily due to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of the Company's adapter products by its domestic and international distribution customers (the "branded business") and original equipment manufacturer ("OEM") customers. Total unit shipments for the three-month period ended December 31, 1998 increased 94% from the corresponding prior year period. Average selling prices declined due to an increase in shipments to OEM customers, as compared to the prior year quarter, and increased competition in the PC Card adapter market. Such competition resulted in price reductions on the LAN adapter, Combo card and modem PC Card products. These declines were offset partially, however, by the higher average selling prices of the Company's RealPort Integrated PC Card family of products introduced during the third quarter of fiscal 1999.

International sales. Total international sales (shipments to customers located outside the U.S.) were 57% of total net sales for the three-month period ended December 31, 1998, compared to 52% for the comparable prior year period. PC Card sales in Europe and in the U.S. grew at faster rates than in the Asia-Pacific region during the first quarter of fiscal 1998, which the Company attributes primarily to economic uncertainty in Asian countries.

Gross profit
Gross profit consists of net sales less cost of sales, which includes product costs (including materials, labor and manufacturing overhead) and other costs of sales (including royalty payments to licensors of software incorporated into the Company's products, warranty expense and provisions for excess and obsolete inventory). Gross profit margins for the quarter ended December 31, 1998 were 41.2% compared to 34.5% for the comparable prior-year period. The increase in gross profit as a percentage of net sales was primarily attributable to higher gross margins of the Company's RealPort Integrated PC Card family of products as compared to PC Card products.

Operating expenses
Research and development expenses increased by 47% in absolute dollars but decreased as a percentage of sales for the quarter ended December 31, 1998 as compared to the corresponding prior-year period. These increased expenses were due to additional staffing to support feature enhancement and cost reduction of current products, continued development of higher-speed and higher bandwidth Integrated PC Cards and PC Cards, development of Compact Flash communications adapters, and support for the Company's OEM customers, including development of Mini-PCI adapters. Research and development expenses decreased as a percentage of sales for the quarter ended December 31, 1998, as compared to the corresponding prior-

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

year period, primarily due to the increase in sales.
Research and development expenses are expected to continue to increase due to planned expenditures on product enhancements and new product introductions, and may vary as a percentage of sales.

Sales and marketing expenses for the quarter ended December 31, 1998 increased by 78% compared to the corresponding prior-year period. The increase was primarily due to additional headcount and sales and marketing activities to support expanding markets and increased OEM sales levels. Sales and marketing expenses decreased as a percentage of sales for the quarter ended December 31, 1998, as compared to the corresponding prior-year period, primarily due to the increased mix of OEM sales versus distribution sales. Lower sales and marketing expenditures are generally associated with OEM sales. Sales and marketing expenses are expected to increase through the remainder of fiscal 1999 as further market expansion activities are pursued.

General and administrative expenses for the quarter ended December 31, 1998 increased by 40% compared to the corresponding prior-year period. The increase was to support growth in the organization and, to a lesser extent, continued noncapitalizable expenditures on information systems hardware and software, including Year 2000 upgrades. See Risk Factors for a more detailed discussion of Year 2000 issues. These expenses decreased as a percentage of sales, as compared to the corresponding prior-year period, primarily due to increased sales. General and administrative expenses are expected to increase modestly for the remainder of fiscal 1999 and may vary as a percentage of sales.

Other income, net
Net other income includes interest income from the investment of available cash and early payment discounts earned by the Company, offset by early payment discounts taken by customers and foreign currency transaction gains and losses. The decrease in net other income for the fiscal 1999 period compared to the corresponding prior-year period was due primarily to lower interest income resulting from the Company's use of tax preferred cash equivalents, foreign exchange losses versus gains, and an increase in early payment discounts taken by customers.

Income taxes
The Company's effective income tax rate for the three month period ended December 31, 1998 was 28% as compared to 30% for the comparable prior-year period. The difference between the effective tax rates and the 35% federal statutory tax rate was due primarily to benefits from the tax holiday status of the Company's operations in Malaysia. In addition, during the December 1998 quarter the Company began investing in tax preferred cash equivalents, thereby further reducing its effective tax rate.

Risk Factors
------------

Competition. The market for notebook PC Card adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card LAN adapters in 1993. Companies in the PC, desktop LAN adapter and modem industries with greater name recognition and greater financial resources than the Company, now have a significant presence in the PC Card adapter market. As a result, the Company's net sales and gross profit margins have been and are expected to continue to remain subject to adverse competitive pressure. Actions by the Company's competitors which continue to influence this competitive environment include price reductions, new product introductions, promotional efforts, and changes in the level of channel inventory. Competition is expected to remain intense and the Company could experience fluctuations in its market share. Moreover, the Company believes that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive and thus could continue to result in lower selling prices, lower gross profit margins and reduced profitability levels than earned from such products in the past.

Manufacturing. The Company believes that its in-house manufacturing facility is operating at a greater efficiency level than during prior years. This manufacturing facility, located in Malaysia, began volume production in early fiscal 1996 and is now

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

producing all of the Company's products. While the manufacturing facility and increased production is expected to have a continuing positive impact on cost reduction efforts, the Company may be unable to achieve significant additional efficiencies from this facility. If the Company is unable to achieve additional cost reductions through increased manufacturing efficiency or through increased production it may be unable to keep pace with competitors' cost or price reductions to an extent necessary to maintain or increase market share without adversely affecting gross profit margins. Because all products are being manufactured at its own facility, if the Company is unable to accurately forecast or react to changes in product demand, interruptions in the supply of products could occur which in turn could adversely affect future sales. The Company also faces risks associated with operations overseas, including management of a distant manufacturing facility, currency fluctuations and potential instability in the local country, particularly in light of recent economic and political uncertainty in Malaysia and in Asia generally.

International markets. All of the Company's international sales are denominated in U.S. dollars and may be subject to government controls and other risks.
These controls and risks may include federal restrictions on export, export licenses, trade restrictions, changes in tariff and freight rates, currency fluctuations, and political instability. As a result of recent and potential factors impacting international markets, such as currency fluctuations and economic instability, the Company could encounter difficulties in accessing new and existing international markets or experience increased credit risks (such as customer insolvencies or other impairments of customers' ability to repay existing obligations).

The Company has implemented and may continue to implement certain strategies to limit the impact of foreign currency fluctuations on its Asian distributors. In doing so, the Company may assume greater foreign currency risk in the future. Continued instability or other adverse changes in local economies could affect the future operations of the Company. In September 1998, the Malaysian government fixed the exchange rate of the Malaysian ringgit at 3.8 ringgits per U.S. dollar. The Company believes that the fixing, or any potential reversion to a floating exchange rate, will not have a significant impact on its results of operations.

Several European countries have adopted a Single European Currency (the "Euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. The Company is reviewing the anticipated impact the Euro may have on its internal systems and on its competitive environment. The Company believes its internal systems will be Euro capable without material modification cost. Further, the Company does not presently expect the introduction of the Euro currency to have a material adverse impact on the Company's financial condition or results of operations.

Product mix. Revenues derived from the Company's Combo and modem-only PC Cards typically have lower gross profit margins than LAN PC Cards. In addition, shipments to OEMs generally result in lower average selling prices and gross profit margins than sales made through the Company's distribution partners. Increases in the proportion of modem-only and Combo PC Cards and in shipments to OEMs have negatively impacted overall gross margins and may continue to offset any improvements from manufacturing and design efficiencies. This trend may continue as the Company anticipates an increased mix of OEM revenues as a percentage of sales. In addition, the increased percentage of revenue from OEM customers during fiscal 1999 as compared to fiscal 1998 has resulted in an increased concentration in the Company's customer base. With this increased customer concentration, the Company has increased its dependency on a more limited number of customers at lower average selling prices and gross profit margins than sales made through the Company's distribution partners.

Backlog. The Company generally ships products within one to four weeks after receipt of orders and therefore its sales backlog is typically minimal. Accordingly, the Company's expectations of future net sales are based largely on its own estimate of

Xircom, Inc.
MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

future demand and not on firm customer orders. If net sales do not meet expectations, profitability would be adversely affected, as the Company may not be able to reduce expenses commensurately in the near-term.

Channel inventory. The Company's net sales may be affected by its distributors' decisions as to the quantity of the Company's products to be maintained in their inventories. Since the fourth quarter of fiscal 1997, the Company has taken steps to reduce the levels of inventories maintained by its distributors and to enable it to react more quickly to market changes. As a result, the Company may be more directly affected by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite the Company's efforts to reduce channel inventory exposure, distributors may still choose to reduce their inventories below the already reduced levels, adversely affecting the Company's net sales.

New product introductions. The Company's continued success is dependent on its ability to continue to introduce new products offering advanced features, functionality and solutions demanded by end users. The Company cannot assure that it will be able to continue to introduce advanced products in a timely manner or that new products it introduces will achieve market acceptance or sell through to end users in sufficient quantities to make them viable for the long-term. Sales of such new products may have lower gross margins than and may negatively impact sales of the Company's existing products. In addition, the Company may have difficulty in establishing its products' presence in markets in which it does not currently have significant brand recognition.

Component availability. Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture the Company's products may fluctuate. Because some components, including custom chipsets, are available from only one supplier, they are subject to the risk of reduced availability due to manufacturing constraints, excess of demand versus supply, national political or economic changes, and other risks not within the Company's control. Although the Company has not experienced any significant parts shortages over the past year, many of these components require long-lead purchase orders thereby limiting flexibility to change order quantities due to changes in demand. Any supply source interruptions, limitations on availability, or inability to develop alternative sources as needed could affect the Company's ability to deliver its products and, in turn, adversely affect its future earnings.

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

Technology shifts. Rapid technological change and short product life cycles characterize the industry in which the Company operates. The industry includes competitors with greater financial and technical resources than the Company. While the Company has historically been successful in developing or integrating leading technology into its products, ongoing investment in research and development is required to maintain its technological position. The Company may need to increase the rate of such investment depending on competitive factors. If networking capability is included in extension modules to PCs or in the PC itself, a reduction in the demand for add-on networking devices could result. The Company's operating results and ability to retain its market share are also dependent on continued growth in the underlying markets for notebook networking products, notebook computers, and the notebook-to-network connection rate.

Intellectual property. The Company cannot assure that its patents, copyrights, trademarks and other efforts to protect its intellectual property will prevent duplication of its technology or provide a competitive advantage. The Company also cannot assure that any patent issued to it would be upheld as valid if litigation over the patent were initiated.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Because of the rapid pace of technological change in the communications industry, and while the Company will aggressively assert its intellectual property rights when necessary, the Company believes its success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of the Company's proprietary rights.

With the proliferation of new products and rapidly changing technology in the PC Card market, there is a significant volume of patents or similar intellectual property rights held by third parties. Given the nature of the Company's products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties. These risks include the cost of licensing a given technology. If a claimant refuses to offer such a license on terms acceptable to the Company, there is a risk of incurring a substantial cost of litigation or settlement of such claims regardless of the merits of the allegations. In the event of litigation, if the Company does not prevail, it may be required to pay significant damages, and/or to cease sales and production of infringing products, and only make future sales of a noninfringing design.

The Company currently uses software licensed from third parties in certain of its Combo, modem-only and Token Ring products. The Company's operating results could be adversely affected by a number of factors relating to this third-party software. Such factors include: failure by a licensor to accurately develop, timely introduce, promote or support the software; resultant delays in shipment of the Company's products; excess customer support costs or product returns experienced by the Company due to errors in licensed software; or termination of the Company's relationship with such licensors.

Stock price. The market price of the Company's common stock has been, and may continue to be, subject to a high degree of volatility. Certain factors may have a significant impact on the market price of the Company's common stock. These factors include general conditions in the networking and computer industries; announcements of quarterly operating results; acquisitions; pricing; new products or technological innovations by the Company or its competitors; and other events. In addition, stock markets have experienced extreme price volatility and broad market fluctuations in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, including Xircom, in many cases for reasons unrelated to the operating performance of the specific companies. The Company's common stock has experienced volatility not necessarily related to announcements of Company performance.

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

The Company is 15% complete with its remediation phase with respect to its IT exposures and expects to complete all software reprogramming or replacement no later than September 30, 1999. Upon completion of software reprogramming or replacement for a particular system, the Company tests and implements the modifications.

Awareness and assessment of any Year 2000 issues relating to operating equipment has been completed. The initial conclusion of this assessment is that the Company's operating equipment is Year 2000 compliant. The Company has queried its significant suppliers regarding their Year 2000 readiness. To date, the Company is not aware of any such supplier with a Year 2000 issue that would materially affect the Company's operating results. The Company has no means of ensuring that such suppliers will be Year 2000 ready and, accordingly, is planning to perform a secondary evaluation by June 30, 1999 of its critical suppliers to obtain further assurances about their readiness. The Company could be materially impacted if its significant suppliers are unable to complete their Year 2000 resolution process in a timely fashion. The ultimate effect of non-compliance by these parties is not determinable.

The Company is using both internal and external resources to replace, test and implement software and operating equipment needing Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.1 million and is being funded by cash flows from operations. To date, the Company has incurred approximately $750,000 ($385,000 expensed and $365,000 capitalized for new software), related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $105,000 is attributable to the purchase of new software and hardware and is expected to be capitalized. The remaining $275,000 is expected to be expensed as incurred.

The Company is developing a contingency plan for organizing responses in case of shutdown of certain critical applications due to Year 2000 issues. This contingency plan involves, among other things, IT and non-IT systems and external systems. The Company believes that the most likely worst case of a Year 2000-related failure given its state of readiness today would be a temporary loss of 10% of its internal IT capability with no material impact on its ability to conduct normal revenue-generating operations.

The Company is also subject to additional risk factors as identified in its Annual Report to Shareholders and filing on Form 10-K for the year ended September 30, 1998.

Liquidity and Capital Resources
-------------------------------

At December 31, 1998 the Company had $123.5 million in cash and cash equivalents. The Company's operating activities provided cash of approximately $14.0 million in the quarter ended December 31, 1998, primarily as a result of income

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

from operations partially offset by a decrease in accounts payable and other accrued liabilities. Accounts payable and other accrued liabilities decreased primarily due to the timing of payment for material inventory purchases.

The Company used $5.5 million in cash in investing activities during the quarter ended December 31, 1998, primarily for capital expenditures. These capital expenditures were for the purchase of manufacturing equipment for use in the Company's Penang, Malaysia facility, equipment for increased headcount, and information systems hardware and software. The Company has no material fixed commitments and does not expect an increase in the rate of capital expenditures in the normal course of business during the remainder of fiscal 1999.

The Company's financing activities provided $9.2 million in cash during the three-month period ended December 31, 1998, primarily from the issuance of capital stock through its stock option and employee stock purchase plans. The Company has a bank credit facility allowing borrowings up to $25.0 million. Loans under the agreement are secured by all U.S.-based assets of the Company. The Company also has a credit facility totaling $10.8 million, denominated in Malaysian ringgit, with a bank in Malaysia. The Company had no borrowings outstanding and approximately $29 million in borrowings available under its credit facilities as of December 31, 1998.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Given the short-term nature of its portfolio of highly liquid cash equivalents, and that it has no borrowings outstanding, the Company is not subject to significant interest rate risk. The Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company does not use derivative financial instruments.

The Company manufactures its products in Malaysia and sells its products worldwide. Its financial results, therefore, could be significantly impacted by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets. The Company's operating results are exposed to the impact of weakening economic conditions in the countries in which it sells its products. Since all of the Company's sales are denominated in U.S. dollars, its foreign operations are net payers of currencies other than the U.S. dollar, particularly the Malaysian ringgit and the Belgian franc. As such, the Company's operating results may be adversely affected by the impacts of a stronger Malaysian ringgit or Belgian franc relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on its foreign currency based expenses, the Company purchases and holds Malaysian ringgits and Belgian francs in advance of the due date of their underlying obligations.

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Xircom, Inc.
OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of the Company was held on January 23, 1999. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each.

(a) The shareholders elected the following persons as directors of the Company with votes for and against (withheld) each nominee as shown in the following table.

                                                   Votes
Nominee                         Votes For       Withheld
---------------------------------------------------------
Michael F.G. Ashby             21,348,400         247,713
Kenneth J. Biba                21,349,585         246,528
Gary J. Bowen                  21,350,400         245,713
Dirk I. Gates                  21,351,300         244,813
J. Kirk Mathews                21,350,000         246,113
William J. Schroeder           21,347,343         248,770
Delbert W. Yocam               21,347,785         248,328
Carl E. Russo (new
 candidate)                    21,343,316         252,797


(b) The shareholders approved an amendment to the Company's 1992 Director Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder from 425,000 shares to 725,000 shares, and to increase the initial grant to 40,000 shares and increase the annual grant to 10,000 shares under the Plan. There were 14,525,603 votes in favor of and 6,986,843 votes cast against the amendment. There were 83,667 abstentions .

(c) The shareholders approved an amendment to the Company's 1994 Employee Stock Purchase Plan to increase the number of shares of common stock reserved for issuance thereunder from 600,000 shares to 1,400,000 shares. There were 21,221,277 votes in favor of and 300,073 votes cast against the amendment. There were 74,763 abstentions.

(d) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending September 30, 1999. There were 21,556,112 votes in favor of and 19,894 votes cast against the appointment of Ernst & Young LLP as independent auditors. There were 20,107 abstentions.

ITEM 5.  OTHER ITEMS
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits
     Exhibit 10.10 1992 Director Stock Option Plan of the Company, as amended and restated on January 22, 1999
     Exhibit 10.26 1994 Employee Stock Purchase Plan of the Company, as amended and restated as of January 22, 1999, and forms of agreement thereunder
     Exhibit 10.33 1995 Stock Option Plan of the Company, as amended and restated on December 18, 1998
     Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K
     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    XIRCOM, INC.
                                                          ----------------------
                                                                    (Registrant)

                             Date: February 12, 1999           /s/ Dirk I. Gates
                                   -----------------    ------------------------
                                                                   Dirk I. Gates
                                            Chairman of the Board, President and
                                                         Chief Executive Officer

                             Date: February 12, 1999     /s/ Steven F. DeGennaro
                                   ------------------   ------------------------
                                                             Steven F. DeGennaro
                                                     Vice President, Finance and
                                                         Chief Financial Officer