Form 10-Q
period 1999-03-31
XIRCOM INC
filed 1999-05-14
CIK 883905

SECURITIES AND EXCHANGE COMMISSION  WASHINGTON, D.C. 20549


FORM 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarter ended March 31, 1999

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission file number 0-19856

XIRCOM, INC.
2300 Corporate Center Drive
Thousand Oaks, California  91320
Telephone:  (805) 376-9300

California  (State of incorporation)

95-4221884  (IRS Employer Identification No.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

There were 24,038,643 shares of the Registrant's $.001 par value Common Stock outstanding as of May 5, 1999.

                                                                 1  XIRCOM, INC.

Xircom, Inc.
TABLE OF CONTENTS
                                                               Page in Form 10-Q
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                                3

          Condensed Consolidated Income Statements                             4

          Condensed Consolidated Statements of Cash Flows                      5

          Notes to Condensed Consolidated Financial Statements                 6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     7-13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                   14

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   14

ITEM 2.   CHANGES IN SECURITIES                                               14

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 14

ITEM 5.   OTHER ITEMS                                                         14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    14

SIGNATURES                                                                    14

                                                                 2  XIRCOM, INC.

Xircom, Inc.
PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           (Unaudited)
                                                                                              March 31         September 30
(In thousands)                                                                                    1999                 1998
-----------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                                $117,162             $105,796
     Accounts receivable, net                                                                   31,405               29,280
     Income tax receivable                                                                         285                  285
     Inventories                                                                                16,220               16,121
     Deferred income taxes                                                                      11,659               11,659
     Other current assets                                                                        5,748                4,874
-----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                           182,479              168,015

Property and equipment, net                                                                     31,096               26,730
Other assets                                                                                     4,627                  479
-----------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                  $218,202             $195,224
-----------------------------------------------------------------------------------------------------------------------------


Current liabilities:
     Accounts payable                                                                         $ 13,210             $ 17,269
     Accrued liabilities                                                                        37,474               28,813
     Accrued income taxes                                                                        4,384                3,308
-----------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                       55,068               49,390

Deferred income taxes                                                                            9,116                9,116


Shareholders' equity:
     Common stock                                                                                   24                   23
     Paid-in capital                                                                           142,558              145,862
     Retained earnings (accumulated deficit)                                                    11,436               (9,167)
-----------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                     154,018              136,718
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                                    $218,202             $195,224
-----------------------------------------------------------------------------------------------------------------------------

See notes to Condensed Consolidated Financial Statements
                                                                 3  XIRCOM, INC.

Xircom, Inc.
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                            Three months ended      Six months ended
(In thousands, except per share information)                                     March 31               March 31
------------------------------------------------------------------------------------------------------------------------
                                                                             1999        1998        1999        1998
------------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $97,684     $64,134    $193,706    $116,679
Cost of sales                                                               55,371      42,505     111,831      76,922
------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                42,313      21,629      81,875      39,757

Operating expenses:
 Research and development                                                    5,202       3,876      10,392       7,415
 Sales and marketing                                                        19,606      11,518      37,888      21,795
 General and administrative                                                  3,062       2,348       5,953       4,419
------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                               27,870      17,742      54,233      33,629
------------------------------------------------------------------------------------------------------------------------

Operating income                                                            14,443       3,887      27,642       6,128
Other income, net                                                              597         799         973       2,023
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                  15,040       4,686      28,615       8,151
Provision for income taxes                                                   4,211       1,409       8,012       2,444
------------------------------------------------------------------------------------------------------------------------

Net income                                                                 $10,829     $ 3,277     $20,603    $  5,707
------------------------------------------------------------------------------------------------------------------------


Basic earnings per share                                                   $   .45     $   .14     $   .87    $    .25
Diluted earnings per share                                                 $   .42     $   .14     $   .81    $    .25
------------------------------------------------------------------------------------------------------------------------





See notes to Condensed Consolidated Financial Statements
                                                                 4  XIRCOM, INC.

Xircom, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

Six Months Ended March 31                                                                 1999                    1998
--------------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net income                                                                          $ 20,603                $  5,707
    Adjustments to derive cash flows from operating activities:
        Depreciation and amortization                                                      4,719                   3,570
        Foreign currency exchange gain                                                      (258)                   (484)
        Changes in assets and liabilities:
           Accounts receivable                                                            (2,125)                (16,771)
           Inventories                                                                       (99)                  5,752
           Other current assets                                                             (874)                  3,595
           Accounts payable and accrued liabilities                                        4,860                   5,361
           Income taxes payable                                                            6,407                   2,286
--------------------------------------------------------------------------------------------------------------------------
    Net cash provided by operating activities                                             33,233                   9,016
--------------------------------------------------------------------------------------------------------------------------

Investing activities:
    Purchases of property and equipment                                                   (8,926)                (10,272)
    Increase in other assets                                                              (4,307)                    (54)
--------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                                                (13,233)                (10,326)
--------------------------------------------------------------------------------------------------------------------------

Financing activities:
    Proceeds from issuance of capital stock                                               11,141                     811
    Repurchase of capital stock                                                          (19,775)                      -
    Repayment of debt obligations                                                              -                  (2,541)
--------------------------------------------------------------------------------------------------------------------------
    Net cash used in financing activities                                                 (8,634)                 (1,730)
--------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      11,366                  (3,040)
Cash and cash equivalents at beginning of period                                         105,796                  75,109
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $117,162                $ 72,069
--------------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
Cash paid for income taxes                                                              $  1,424                $      -
Non-cash transactions-tax benefit related to employee stock options                     $  5,331                $     18
--------------------------------------------------------------------------------------------------------------------------







See Notes to Condensed Consolidated Financial Statements
                                                                 5  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation
The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1998, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 1999, the consolidated statements of income for the three- and six-month periods ended March 31, 1999 and 1998, and cash flows for the six-month periods ended March 31, 1999 and 1998, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1998 annual report on Form 10-K. The results of operations for the three- and six-month periods ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

Cash and cash equivalents
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest. Beginning in fiscal 1999, the Company changed its investment strategy and began investing its excess cash balances primarily in tax preferred investment vehicles.

Other assets
Other assets in 1999 consisted primarily of contingent licensing rights for certain intellectual property.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                 March 31           September 30
(In thousands)                                       1999                   1998
--------------------------------------------------------------------------------
Finished goods                                    $ 6,575                $ 4,165
Subassemblies                                       1,726                  1,092
Work-in-process                                     2,380                  5,383
Component parts                                     5,539                  5,481
--------------------------------------------------------------------------------
                                                  $16,220                $16,121
--------------------------------------------------------------------------------

Common stock
On February 18, 1999, Intel Corporation exercised its warrant to purchase additional shares of Xircom common stock. Under the terms of the warrant agreement, Intel elected to receive 514,314 shares at no additional cost in lieu of purchasing 1,509,903 shares at an exercise price of $27.01. Concurrent with the warrant exercise, Xircom repurchased all 514,314 shares of common stock issued to Intel for a total price of $19.8 million, or $38.45 per share. During the six-month period ended March 31, 1999, the Company received cash of $11.1 million from the issuance of capital stock through its stock option and employee stock purchase plans.

Earnings per share
Basic earnings per share is calculated using the weighted average common shares outstanding for the period, and excludes dilutive securities. Diluted earnings per share reflects the dilution to earnings that would occur if stock options or other dilutive securities resulted in the issuance of common stock. The weighted average number of shares for basic and diluted earnings per share were as follows:

(In thousands)

Three Months Ended March 31                          1999                1998
--------------------------------------------------------------------------------
Weighted average number of shares-basic            23,918              22,759
Effect of dilutive securities:
  Employee stock options                            1,455                 165
  Warrant                                             221                   -
--------------------------------------------------------------------------------
Weighted average number of shares-diluted          25,594              22,924
--------------------------------------------------------------------------------

                                                                  6 XIRCOM, INC.

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

Results of Operations
---------------------
The following table sets forth the income statements as a percentage of net sales:

                                 Three months ended         Six months ended
                                      March 31                  March 31
                                   1999        1998           1999       1998
--------------------------------------------------------------------------------
Net sales                        100.0%      100.0%         100.0%     100.0%
Cost of sales                     56.7%       66.3%          57.7%      65.9%
--------------------------------------------------------------------------------
Gross profit                      43.3%       33.7%          42.3%      34.1%
Operating expenses:
  Research and development         5.3%        6.0%           5.4%       6.4%
  Sales and marketing             20.1%       18.0%          19.5%      18.7%
  General and administrative       3.1%        3.6%           3.1%       3.7%
--------------------------------------------------------------------------------
                                  28.5%       27.6%          28.0%      28.8%
--------------------------------------------------------------------------------
Operating income                  14.8%        6.1%          14.3%       5.3%
Other income, net                  0.6%        1.2%           0.5%       1.7%
--------------------------------------------------------------------------------

Income before income taxes        15.4%        7.3%          14.8%       7.0%
Provision for income taxes         4.3%        2.2%           4.2%       2.1%
--------------------------------------------------------------------------------
Net income                        11.1%        5.1%          10.6%       4.9%
--------------------------------------------------------------------------------

Net sales
Net sales of LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") for the three- and six-month periods ended March 31, 1999 increased 52% and 66%, respectively, from the corresponding prior-year periods. The increase was primarily due to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of the Company's adapter products by its domestic and international distribution customers (the "branded business") and original equipment manufacturer ("OEM") customers.

Total unit shipments for the three- and six-month periods ended March 31, 1999 increased 37% and 61%, respectively, from the corresponding prior year periods. Average selling prices were higher during the second quarter of fiscal 1999 than the corresponding prior year quarter primarily due to an increased shipment mix of Combo cards which generally have higher selling prices than LAN adapters and modems, and higher average selling prices of the Company's RealPort (TM) Integrated PC Card family of products introduced during the third quarter of fiscal 1998. During the second quarter of fiscal 1999, net sales of the Company's RealPort Integrated PC Card products accounted for more than 50% of total net sales.

International sales. Total international sales (shipments to customers located outside the U.S.) were 59% and 58% of total net sales for the three-and six-month periods ended March 31, 1999, as compared to 56% and 54% for the comparable prior year periods. During the second quarter of fiscal 1999 PC Card sales in Europe grew at a faster rate than in the Americas and Asia-Pacific regions.

                                                                  7 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit
Gross profit consists of net sales less cost of sales, which includes product costs and other costs of sales. Product costs include materials, labor and manufacturing overhead. Other costs of sales include royalty payments to licensors of software incorporated into the Company's products, warranty expense and provisions for excess and obsolete inventory. Gross profit margins for the three- and six-month periods ended March 31, 1999 were 43.3% and 42.3% compared to 33.7% and 34.1% for the comparable prior-year periods. The increase in gross profit as a percentage of net sales was primarily attributable to higher gross margins of the Company's RealPort Integrated PC Card family of products as compared to PC Card products. In addition, the mix of product shipments during the 1999 periods was more heavily weighted toward higher margin LAN adapter and Combo cards as compared to the prior year periods.

Operating expenses
Research and development expenses for the three- and six-month periods ended March 31, 1999 increased by 34% and 40%, respectively, in absolute dollars but decreased as a percentage of sales as compared to the corresponding prior-year periods. These increased expenses were due to additional staffing to support:
 . feature enhancement of current products;
 . cost reduction of current products;
 . continued development of higher-speed and higher bandwidth Integrated PC Cards and PC Cards;
 . development of communications adapters in the Compact Flash form factor;
 . support for the Company's OEM customers; and, . development of Mini-PCI adapters.
Research and development expenses decreased as a percentage of sales for the fiscal 1999 periods, as compared to the corresponding prior-year periods, primarily due to the increase in sales. Research and development expenses are expected to continue to increase in absolute dollars and as a percentage of sales due to planned expenditures on product enhancements and new product introductions.

Sales and marketing expenses for the three- and six-month periods ended March 31, 1999 increased by 70% and 74%, respectively, compared to the corresponding prior-year periods. The increase was primarily due to additional headcount and sales and marketing activities to support increased brand awareness and expanding markets, advertising, programs to increase end user demand, and increased OEM sales levels. Sales and marketing expenses are expected to increase through the remainder of fiscal 1999 and may vary as a percentage of sales as further market expansion activities are pursued.

General and administrative expenses for the three- and six-month periods ended March 31, 1999 increased by 30% and 35%, respectively, compared to the corresponding prior-year periods. The increase was to support growth in the organization and, to a lesser extent, continued noncapitalizable expenditures on information systems hardware and software, including Year 2000 upgrades. See Risk Factors for a more detailed discussion of Year 2000 issues. These expenses decreased as a percentage of sales as compared to the corresponding prior-year period primarily due to increased levels of sales. General and administrative expenses are expected to continue to increase for the remainder of fiscal 1999 and may vary as a percentage of sales.

Other income, net
Other income, net includes interest income from the investment of available cash and early payment discounts earned by the Company, offset by early payment discounts taken by customers and foreign currency transaction gains and losses. The decrease in net other income for the fiscal 1999 periods as compared to the corresponding prior-year periods was primarily due to an increase in early payment discounts taken by customers offset by a slight increase in interest income. The increase in interest income was due to increased cash balances offset partially by lower interest rates resulting from the Company's use of tax preferred investments.

Income taxes
The Company's effective income tax rate for the three- and six-month periods ended March 31, 1999 was 28% as compared to 30% for the comparable prior-year periods. The difference between the effective tax rates and the 35% federal statutory tax rate was due primarily to benefits from the tax holiday status of the Company's operations in

                                                                  8 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Malaysia. In addition, during the December 1998 quarter the Company began investing in tax preferred cash equivalents, thereby further reducing its effective tax rate.

Risk Factors
------------
Competition. The market for notebook PC Card adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card LAN adapters in 1993. Companies in the PC, desktop LAN adapter and modem industries with greater name recognition and greater financial resources than us, have a significant presence in the PC Card adapter market. As a result, we have faced increased competition in our industry. Actions by our competitors which continue to influence this competitive environment include price reductions, new product introductions, promotional efforts, and changes in the level of channel inventory. We expect competition to remain intense and as a result, we may lose some of our business to our competitors. Further, we believe that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive and thus could continue to result in lower selling prices, lower gross profit margins and reduced profitability levels than earned from such products in the past.

Manufacturing. We believe that our in-house manufacturing facility continues to operate at a greater efficiency level than during prior years. This manufacturing facility, located in Malaysia, produces all of our products. While we expect the manufacturing facility and increased production volume to continue to have a positive impact on cost reduction efforts, we may be unable to achieve significant additional efficiencies from this facility. If we are unable to achieve additional cost reductions through increased production or manufacturing efficiency we may be unable to keep pace with competitors' cost or price reductions to an extent necessary to maintain or increase our market share without adversely affecting gross profit margins. Because all of our products are being manufactured at our own facility, if we are unable to accurately forecast or react to changes in product demand, interruptions in the supply of products could occur which in turn could adversely affect future sales. We also face risks associated with operations overseas, including management of a distant and remote manufacturing facility, currency fluctuations and potential instability in the local country, particularly in light of recent economic and political uncertainty in Malaysia and in Asia generally.

International markets. The majority of our international sales are denominated in U.S. dollars. Further, these sales may be subject to government controls and other risks such as:
 . federal restrictions on export;
 . export licenses;
 . trade restrictions;
 . changes in tariff and freight rates;
 . currency fluctuations; and,
 . political instability.
As a result of recent and potential factors such as currency fluctuations and economic instability impacting international markets, we could encounter difficulties in accessing new and existing international markets or experience increased credit risks. Such credit risks could include customer insolvencies or other impairments of customers' ability to repay amounts owed to us.

We use certain strategies to limit the impact of foreign currency fluctuations on our Asian distributors. In doing so, we may assume greater foreign currency risk than in the past. Continued instability or other adverse changes in local economies could affect our future operations. In September 1998, the Malaysian government fixed the exchange rate of the Malaysian currency at 3.8 ringgits per U.S. dollar. We believe that the fixing, or any potential reversion to a floating exchange rate, will not have a significant impact on our results of operations.

Several European countries have adopted a Single European Currency (the "Euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. We have reviewed the impact the Euro may have on our internal systems and on our competitive environment. We believe our internal systems will be Euro capable without material modification cost. Further, we do not expect the transition to the Euro currency to have a material

                                                                  9 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


adverse impact on our financial condition or results of operations.

Product mix. Revenues derived from our Combo and modem-only PC Cards typically have lower gross profit margins than LAN PC Cards. In addition, shipments to our OEM customers generally result in lower average selling prices and gross profit margins than sales made through our distribution partners. Increases in the proportion of modem-only and Combo PC Cards and in shipments to OEMs tend to negatively impact overall gross margins and may offset any improvements from manufacturing and design efficiencies. In addition, the increased percentage of revenue from OEM customers during fiscal 1999 as compared to fiscal 1998 has resulted in an increased concentration in our customer base. With this increased customer concentration, we have increased our dependency on a more limited number of customers at lower average selling prices and gross profit margins than sales made through our distribution partners. These trends may continue as we anticipate an increased mix of OEM revenues as a percentage of sales.

Backlog. We generally ship products within one to four weeks after receipt of orders. Therefore, our sales backlog is typically minimal. Accordingly, our expectations of future net sales are based largely on our own estimate of future demand and not on firm customer orders. If our net sales do not meet expectations, profitability would be adversely affected, as we may not be able to reduce expenses at the same pace in the near term.

Channel inventory. Our net sales may be affected by our distributor and OEM customers' decisions as to the quantity of our products to be maintained in their inventories. Due to steps we took beginning in the fourth quarter of fiscal 1997, our distributors carry relatively low quantities of inventory compared to our competitors. In addition, beginning in the second quarter of fiscal 1999, we took steps to reduce the levels of inventory maintained by our OEM customers. These actions enable us to react more quickly to market changes. However, we may also be more directly affected by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite our efforts to reduce channel inventory exposure, distributors and OEM customers may still choose to reduce their inventories below the already reduced levels, which could cause a reduction in our net sales.

New product introductions. Our continued success is dependent on our ability to continue to introduce new products offering advanced features, functionality and solutions demanded by customers. We may not be able to continue to introduce new products on time that are accepted by the market or that sell through to end users in quantities sufficient to make the products viable for the long-term. Sales of such new products may negatively impact sales of our existing products. In addition, we may have difficulty establishing our products' presence in markets where we do not currently have significant brand recognition.

Component availability. Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture our products may fluctuate. Because some components, including custom chipsets, are available from only one supplier, they are subject to the risk of reduced availability due to a number of factors, including:
 . supplier manufacturing constraints;
 . excess of demand versus supply;
 . national political or economic changes; and, . other risks not within our control.
Although we have not experienced any significant parts shortages over the past year, many of these components require long-lead purchase orders thereby limiting flexibility to change order quantities due to changes in demand. Any supply source interruptions, limitations on availability, or inability to develop alternative sources as needed could adversely affect our ability to deliver products and, in turn, our future earnings.

Gross margin. In summary, gross profit margins are impacted by a number of factors, including:
 . sales growth rates;
 . competitive pricing pressures;
 . product sales mix;
 . channel sales mix;
 . frequency of product transitions;

                                                                 10 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 . component cost; and,
 . manufacturing cost.
In addition, new products often have lower gross profit margins until market acceptance when increased volumes may permit component cost reductions and manufacturing efficiencies.

Technology shifts. Rapid technological change and short product life cycles characterize the industry in which we operate. The industry includes competitors with greater financial and technical resources than us. While we have historically been successful in developing or integrating leading technology into our products, ongoing investment in research and development is required for us to maintain our technological position. We may need to increase the rate of such investment depending on competitive factors. If networking capability is included in extension modules to PCs or in the PC itself, a reduction in the demand for add-on networking devices could result. Our operating results and ability to retain our market share are also dependent on continued growth in the underlying markets for notebook networking products, notebook computers, and the notebook-to-network connection rate.

Intellectual property. Patents, copyrights, trademarks and other efforts we take may not succeed in protecting our intellectual property, preventing duplication of our technology or providing a competitive advantage. Patents issued to us may not be upheld as valid if litigation over the patent were initiated. Because of the rapid pace of technological change in the communications industry we believe our success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of our proprietary rights. However, we will aggressively assert our intellectual property rights when necessary.

With the proliferation of new products and rapidly changing technology in the PC Card market, there is a significant volume of patents or similar intellectual property rights held by third parties. Given the nature of our products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted by third parties. These risks include the cost of licensing a given technology. If a claimant refuses to offer such a license on terms acceptable to us, there is a risk of incurring a substantial cost of litigation or settlement of such claims regardless of the merits of the allegations. In the event of litigation, if we do not prevail we may be required to pay significant damages and/or to cease sales and production of infringing products and only make future sales of a noninfringing design.

We currently use software licensed from third parties in certain of our Combo, modem-only and Token Ring products. Our operating results could be adversely affected by a number of factors relating to this third-party software, including:
 . failure by a licensor to accurately develop, timely introduce, promote or support the software;
 . delays in shipment of our products;
 . excess customer support costs or product returns experienced by us due to errors in licensed software; or,
 . termination of our relationship with such licensors.

Stock price. The market price of our common stock has been, and may continue to be, subject to a high degree of volatility. Numerous factors relating to us or our competitors may have a significant impact on the market price of our common stock, including:
 . general conditions in the networking and computer industries;
 . announcements of quarterly operating results;
 . acquisitions;
 . product pricing;
 . market growth forecasts; and,
 . new products or technological innovations.
In addition, stock markets have experienced extreme price volatility and broad market fluctuations in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, including ours, in many cases for reasons unrelated to the operating performance of the specific companies. Our common stock has experienced volatility not

                                                                 11 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


necessarily related to announcements of our performance.

Year 2000. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Such computer programs or hardware may have date-sensitive software or embedded chips that always assume the century is "19". This could cause miscalculations or failure in our information systems and/or manufacturing equipment. Such system miscalculations or failure could cause disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities. Disruptions of our operations may also occur if key suppliers or customers experience disruptions in their ability to purchase, supply or transact with us due to Year 2000 issues. Our global operations rely heavily on the infrastructures within the countries in which they do business. The Year 2000 readiness within infrastructure suppliers (utilities, government agencies, and shipping organizations) will be crucial to our ability to avoid disruption of operations.

We have reviewed and tested our own products and believe they do not present any Year 2000 issues. These products are used as accessories to systems which may contain Year 2000 issues and we believe that any such Year 2000 issues in systems are not to be attributed to our products.

We have completed our initial analysis of the major information systems that could be significantly affected by the Year 2000 issue and have committed personnel and resources to resolve potential issues. Based on the initial analysis, we have determined that we would be required to modify or replace certain portions of our internal hardware and software so that those systems will properly use dates beyond December 31, 1999. We presently believe that the Year 2000 issue can be mitigated with respect to our internal information systems and manufacturing equipment with modifications or replacements of certain existing software and hardware.

Our plan to resolve the Year 2000 issue involves four phases: assessment, remediation, testing, and contingency planning. Our assessment plan for both information technology ("IT") and non-IT systems is currently in process. We have initiated a communications plan to create awareness, both internally and externally, of the need to identify Year 2000 issues and the risks the issues create. We collected and analyzed inventories of systems, equipment, and processes from our global locations. Thus far, the assessment has indicated that most of our significant IT systems are Year 2000 compliant. The assessment indicated, however, that our customer interaction system could be affected. This system was successfully replaced with a Year 2000 compliant system in May 1999.

We are 33% complete with the remediation phase with respect to our IT exposures and expect to complete all software reprogramming or replacement no later than September 30, 1999. All systems classified as "mission critical" were analyzed, remediated, tested, and documented successfully by March 31, 1999.

We tested our manufacturing equipment and found no Year 2000 issues. We have queried our significant suppliers regarding their Year 2000 readiness. To date, we are not aware of any such supplier with a Year 2000 issue that would materially affect our operating results. We have no means of ensuring that such suppliers will be Year 2000 ready and, accordingly, we are planning to perform a secondary evaluation by June 30, 1999 of our critical suppliers to obtain further assurances about their readiness. We could be materially impacted if our significant suppliers are unable to complete their Year 2000 resolution process in a timely fashion. The ultimate effect on us of non-compliance by these parties is not determinable.

We are using both internal and external resources to replace, test and implement software and operating equipment needing Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.4 million and is being funded by cash flows from operations. To date, we have incurred approximately $1.1 million ($477,000 expensed and $652,000 capitalized for new software), related to all phases of the Year 2000 project. Of the total remaining project costs, we attribute approximately $105,000

                                                                 12 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to the purchase of new software and hardware and expect to capitalize the cost. We expect the remaining $183,000 to be expensed as incurred.

We are developing a contingency plan for organizing responses in case of shutdown of certain of our critical applications due to Year 2000 issues. This contingency plan involves, among other things, IT and non-IT systems and external systems. We believe that the most likely worst case of a Year 2000-related failure given our state of readiness today would be a temporary loss of 10% of our internal IT capability with no material impact on our ability to conduct normal revenue-generating operations.

We are also subject to additional risk factors as identified in our Annual Report to Shareholders and filing on Form 10-K for the year ended September 30, 1998.

Liquidity and Capital Resources
-------------------------------
At March 31, 1999 we had $117.2 million in cash and cash equivalents. Our operating activities provided cash of approximately $33.2 million in the six-month period ended March 31, 1999, primarily as a result of income from operations and increases in income taxes payable and accounts payable and other accrued liabilities, partially offset by an increase in accounts receivable. Income taxes payable and accounts payable and other accrued liabilities increased primarily due to the timing of payment for income taxes and component inventory purchases, respectively.

We used $13.2 million in cash in investing activities during the six-month period ended March 31, 1999, primarily for capital expenditures and for securing contingent rights to use certain intangible assets. The capital expenditures were for the purchase of manufacturing equipment for use in our Penang, Malaysia facility, equipment for increased headcount, and information systems hardware and software. The intangible assets for which we secured contingent rights consist of a license to use certain intellectual property. Our use of these rights is contingent upon approval of transfer of rights by the court having jurisdiction over the assets. We have no material fixed commitments and do not expect an increase in the rate of capital expenditures in the normal course of business during the remainder of fiscal 1999.

Our financing activities used $8.6 million in cash during the six-month period ended March 31, 1999, primarily for the repurchase of capital stock offset by the issuance of capital stock through our stock option and employee stock purchase plans. On February 18, 1999, Intel Corporation exercised its warrant to purchase additional shares of our common stock. Under the terms of the warrant agreement, Intel elected to receive 514,314 shares at no additional cost in lieu of purchasing 1,509,903 shares at an exercise price of $27.01. Concurrent with the warrant exercise, we repurchased all 514,314 shares of common stock issued to Intel for a total price of $19.8 million, or $38.45 per share. We generated cash of $11.1 million from the issuance of capital stock through our stock option and employee stock purchase plans.

We have a bank credit facility allowing borrowings up to $25.0 million. Loans under the agreement are secured by all of our U.S.-based assets. We also have a credit facility totaling $10.8 million, denominated in Malaysian ringgits, with a bank in Malaysia. We had no borrowings outstanding and approximately $29 million in borrowings available under our credit facilities as of March 31, 1999.

We believe that cash on hand, borrowings available under our existing facilities or from other financing sources and cash provided by operations will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. However, we cannot assure that future cash requirements to fund operations will not require us to seek additional capital sooner than the twelve months, or that such additional capital will be available when required on terms acceptable to us.

                                                                 13 XIRCOM, INC.

Xircom, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Given the short-term nature of our portfolio of highly liquid cash equivalents, and that we have no borrowings outstanding, we are not subject to significant interest rate risk. We are exposed to market risk related to changes in interest rates and foreign currency exchange rates and do not use derivative financial instruments.

We manufacture our products in Malaysia and sell our products worldwide. Our financial results, therefore, could be significantly impacted by factors such as changes in foreign currency exchange rates and weak economic conditions in foreign markets. Our operating results are exposed to the impact of weakening economic conditions in the countries in which we sell our products. Since the majority of our sales are denominated in U.S. dollars, our foreign operations are net payers of currencies other than the U.S. dollar, particularly the Malaysian ringgit and the Belgian franc. As such, our operating results may be adversely affected by the impacts of a stronger Malaysian ringgit or Belgian franc relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on our foreign currency based expenses, we purchase and hold Malaysian ringgits and Belgian francs in advance of the due date of the underlying obligations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER ITEMS
None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
    Exhibit 27      Financial Data Schedule
(b) Reports on Form 8-K
    Pursuant to Item 5 (Other Events), we filed a Report on Form 8-K on February 18, 1999. The Report related to a press release issued by us on February 18, 1999 regarding our announcement that Intel Corporation exercised a warrant to purchase additional shares of our common stock and our concurrent repurchase of those shares. We filed a copy of the press release as an exhibit to the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    XIRCOM, INC.
                                              ----------------------------------
                                                                    (Registrant)

Date: May 14, 1999                                             /s/ Dirk I. Gates
      -------------                           ----------------------------------
                                                                   Dirk I. Gates
                                            Chairman of the Board, President and
                                                         Chief Executive Officer

Date: May 14, 1999                                       /s/ Steven F. DeGennaro
      -------------                           ----------------------------------
                                                             Steven F. DeGennaro
                                                     Vice President, Finance and
                                                         Chief Financial Officer


                                                                 14 XIRCOM, INC.