Form 10-Q
period 1999-06-30
XIRCOM INC
filed 1999-08-16
CIK 883905

SECURITIES AND EXCHANGE COMMISSION  WASHINGTON, D.C. 20549


FORM 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 1999

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


There were 24,171,091 shares of the Registrant's $.001 par value Common Stock outstanding as of August 4, 1999.


                                                               1    XIRCOM, INC.

Xircom, Inc.
TABLE OF CONTENTS

                                                               Page in Form 10-Q
Part I.   Financial Information

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                               3

          Condensed Consolidated Income Statements                            4

          Condensed Consolidated Statements of Cash Flows                     5

          Notes to Condensed Consolidated Financial Statements              6-7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7-14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                               14-15

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                  15

ITEM 2.   CHANGES IN SECURITIES                                              15

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                    15

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                15

ITEM 5.   OTHER ITEMS                                                        15

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   15

SIGNATURES                                                                   15


                                                                2   XIRCOM, INC.

XIRCOM, INC.
PART I. FINANCIAL STATEMENTS

ITEM I. FINANCIAL STATEMENTS
CONDENSED COSOLIDATED BALANCE SHEETS

                                                                                      (Unaudited)
                                                                                         June 30         September 30
(In thousands)                                                                              1999                 1998
---------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                          $129,835             $105,796
     Accounts receivable, net                                                             44,271               29,280
     Income tax receivable                                                                   285                  285
     Inventories                                                                          11,218               16,121
     Deferred income taxes                                                                11,659               11,659
     Other current assets                                                                  4,894                4,874
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     202,162              168,015

Property and equipment, net                                                               30,310               26,730
Other assets                                                                               4,675                  479
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $237,147             $195,224
---------------------------------------------------------------------------------------------------------------------


Current liabilities:
     Accounts payable                                                                   $ 15,403             $ 17,269
     Accrued liabilities                                                                  38,894               28,813
     Accrued income taxes                                                                  6,002                3,308
---------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                 60,299               49,390

Deferred income taxes                                                                      9,116                9,116

Shareholders' equity:
     Common stock                                                                             24                   23
     Paid-in capital                                                                     144,189              145,862
     Retained earnings (accumulated deficit)                                              23,519               (9,167)
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               167,732              136,718
---------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                              $237,147             $195,224
---------------------------------------------------------------------------------------------------------------------






See Notes to Condensed Consolidated Financial Statements
                                                                3   XIRCOM, INC.

Xircom, Inc.
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                  Three months ended            Nine months ended
(In thousands, except per share information)            June 30                      June 30
----------------------------------------------------------------------------------------------------
                                                   1999        1998             1999          1998
----------------------------------------------------------------------------------------------------
Net sales                                        $103,073     $71,312         $296,779      $187,991
Cost of sales                                      56,835      47,001          168,666       123,923
----------------------------------------------------------------------------------------------------

Gross profit                                       46,238      24,311          128,113        64,068

Operating expenses:
  Research and development                          6,246       3,904           16,638        11,319
  Sales and marketing                              20,709      11,907           58,597        33,702
  General and administrative                        3,214       2,434            9,167         6,853
----------------------------------------------------------------------------------------------------
    Total operating expenses                       30,169      18,245           84,402        51,874
----------------------------------------------------------------------------------------------------

Operating income                                   16,069       6,066           43,711        12,194
Other income, net                                     713         657            1,686         2,680
----------------------------------------------------------------------------------------------------

Income before income taxes                         16,782       6,723           45,397        14,874
Provision for income taxes                          4,699       2,018           12,711         4,462
----------------------------------------------------------------------------------------------------

Net income                                       $ 12,083     $ 4,705         $ 32,686      $ 10,412
----------------------------------------------------------------------------------------------------

Basic earnings per share                         $    .50     $   .21         $   1.37      $    .46
Diluted earnings per share                       $    .48     $   .20         $   1.29      $    .45
----------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
                                                                 4  XIRCOM, INC.

Xircom, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

Nine months Ended June 30                                                     1999         1998
-------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                $ 32,686     $ 10,412
  Adjustments to derive cash flows from operating activities:
    Depreciation and amortization                                             10,370        5,677
    Foreign currency exchange gains, net                                        (434)        (636)
    Changes in assets and liabilities:
      Accounts receivable                                                    (14,991)     (21,020)
      Income tax receivable                                                        -        5,006
      Inventories                                                              4,903       11,263
      Other current assets                                                       (20)        (452)
      Accounts payable and accrued liabilities                                 8,649        6,552
      Income taxes payable                                                     8,184        4,122
-------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                   49,347       20,924
-------------------------------------------------------------------------------------------------

Investing activities:
  Purchases of property and equipment                                        (14,141)     (14,028)
  Decrease (increase) in other assets                                         (4,005)         137
-------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                      (18,146)     (13,891)
-------------------------------------------------------------------------------------------------

Financing activities:
  Proceeds from issuance of common stock                                      12,613        2,467
  Repurchase of common stock                                                 (19,775)           -
  Repayment of debt obligations                                                    -       (2,541)
-------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                       (7,162)         (74)
-------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                     24,039        6,959
Cash and cash equivalents at beginning of period                             105,796       75,109
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $129,835     $ 82,068
-------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
Cash paid for income taxes                                                  $  4,268     $    148
Non-cash transactions--tax benefit related to employee stock options        $  5,490     $    386
-------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
                                                                 5  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation
The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1998, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 1999, the consolidated statements of income for the three- and nine-month periods ended June 30, 1999 and 1998, and cash flows for the nine-month periods ended June 30, 1999 and 1998, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include footnotes and certain financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's 1998 annual report on Form 10-K. The results of operations for the three- and nine-month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

Cash and cash equivalents
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest. Beginning in fiscal 1999, the Company changed its investment strategy and began investing its excess cash balances primarily in tax preferred investment vehicles.

Other assets
Other assets in 1999 consisted primarily of licensing rights for certain intellectual property. The use of these rights is contingent upon approval of the transfer of these rights by the court having jurisdiction over the assets.

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                        June 30         September 30
    (In thousands)                         1999                 1998
    -----------------------------------------------------------------
    Finished goods                      $ 4,397              $ 4,165
    Subassemblies                           629                1,092
    Work-in-process                       2,373                5,383
    Component parts                       3,819                5,481
    -----------------------------------------------------------------
                                        $11,218              $16,121
    -----------------------------------------------------------------

Common stock
On February 18, 1999, Intel Corporation exercised its warrant to purchase additional shares of Xircom common stock. Under the terms of the warrant agreement, Intel elected to receive 514,314 shares at no additional cost in lieu of purchasing 1,509,903 shares at an exercise price of $27.01. Concurrent with the warrant exercise, Xircom repurchased all 514,314 shares of common stock issued to Intel for a total price of $19.8 million, or $38.45 per share. During the nine-month period ended June 30, 1999, the Company received cash of $12.6 million from the issuance of common stock through its stock option and employee stock purchase plans.

Earnings per share
Basic earnings per share is calculated using the weighted average common shares outstanding for the period, and excludes dilutive securities. Diluted earnings per share reflects the dilution to earnings that would occur if stock options or other dilutive securities resulted in the issuance of common stock.

                                                                 6  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average number of shares for basic an diluted earnings per share were as follows:

                                Three Months Ended        Nine Months Ended
                                      June 30                  June 30
(In thousands)                    1999        1998        1999          1998
-----------------------------------------------------------------------------
Weighted average number of
 shares--basic                  24,022      22,865      23,798        22,782

Effect of dilutive
 securities:
 Employee stock options          1,103         626       1,348           283
 Warrant                             -           -         114             -
-----------------------------------------------------------------------------
Weighted average number of
 shares--diluted                25,125      23,491      25,260        23,065
-----------------------------------------------------------------------------

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

Results of Operations
--------------------
The following table sets forth the income statements as a percentage of net sales:

                                Three months ended    Nine months ended
                                      June 30               June 30
                                  1999        1998      1999        1998
-------------------------------------------------------------------------
Net sales                       100.0%      100.0%    100.0%      100.0%
Cost of sales                    55.1%       65.9%     56.8%       65.9%
-------------------------------------------------------------------------
Gross profit                     44.9%       34.1%     43.2%       34.1%
Operating expenses:
  Research and development        6.1%        5.5%      5.6%        6.0%
  Sales and marketing            20.1%       16.7%     19.8%       17.9%
  General and administrative      3.1%        3.4%      3.1%        3.7%
-------------------------------------------------------------------------
                                 29.3%       25.6%     28.5%       27.6%
-------------------------------------------------------------------------
Operating income                 15.6%        8.5%     14.7%        6.5%
Other income, net                 0.7%        0.9%      0.6%        1.4%
-------------------------------------------------------------------------
Income before income taxes       16.3%        9.4%     15.3%        7.9%
Provision for income taxes        4.6%        2.8%      4.3%        2.4%
-------------------------------------------------------------------------
Net income                       11.7%        6.6%     11.0%        5.5%
-------------------------------------------------------------------------

Net sales
Net sales of our LAN adapters, modems and multifunction LAN and modem cards ("Combo cards") for the three- and nine-month periods ended June 30, 1999 increased 45% and 58%, respectively, from the corresponding prior-year periods. We attribute this increase primarily to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of our adapter products by our domestic and international distribution customers and original equipment manufacturer ("OEM") customers.

                                                                 7  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total unit shipments for the three- and nine-month periods ended June 30, 1999 increased 41% and 53%, respectively, from the corresponding prior year periods. Average selling prices were slightly higher during the third quarter of fiscal 1999 than the corresponding prior year quarter primarily due to two opposing factors. First, we sold more of our RealPort/TM/ Integrated PC Card family of products, which were introduced during the third quarter of fiscal 1998, than our other PC Card products. During the third quarter of fiscal 1999, net sales of our RealPort Integrated PC Card products, which have higher average selling prices than our other PC Card products, accounted for more than 50% of total net sales. Second and partially offsetting the first factor, during the quarter ended June 30, 1999 we sold more of our LAN adapters at lower selling prices than in the corresponding prior year quarter.

International sales. Total international sales (shipments to customers located outside the U.S.) were 54% and 57% of total net sales for the three-and nine-month periods ended June 30, 1999, as compared to 48% and 52% for the comparable prior year periods. During the third quarter of fiscal 1999 PC Card sales in the Americas and Asia-Pacific regions grew at a faster rate than in Europe.

Gross profit
Gross profit consists of net sales less cost of sales, which includes product costs and other costs of sales. Product costs include materials, labor and manufacturing overhead. Other costs of sales include royalty payments to licensors of software incorporated into the Company's products, warranty expense and provisions for excess and obsolete inventory. Gross profit margins for the three- and nine-month periods ended June 30, 1999 were 44.9% and 43.2% compared to 34.1% for both of the comparable prior-year periods. The increase in gross profit as a percentage of net sales was primarily attributable to higher gross margins of the Company's RealPort Integrated PC Card family of products as compared to PC Card products. In addition, the mix of product shipments during the 1999 periods was more heavily weighted toward higher margin LAN adapter and Combo cards, versus lower margin modem cards, as compared to the prior year periods.

Operating expenses
We increased our research and development expenses for the three- and nine-month periods ended June 30, 1999 in absolute dollars by 60% and 47% and as a percentage of net sales for the three-month period ended June 30, 1999, as compared to the corresponding prior-year periods. We incurred these increased expenses for additional staffing costs and project materials required to support:
 .  product development for our OEM customers, including Mini-PCI adapters;
 .  development of communications adapters in Compact Flash and other form factors;
 .  continued development of higher-speed and higher bandwidth Integrated PC
   Cards and PC Cards;
 . feature enhancement of current products; and, . cost reduction of current products.
Research and development expenses decreased as a percentage of net sales for the nine-month period ended June 30, 1999 as compared to the corresponding prior-year period primarily due to the increase in net sales. We expect research and development expenses to continue to increase in absolute dollars and proportionately as a percentage of net sales due to planned expenditures on product enhancements and new product introductions.

We increased our sales and marketing expenses for both the three- and nine-month periods ended June 30, 1999 by 74% in absolute dollars compared to the corresponding prior-year periods, and as a percentage of net sales. We incurred these expenses primarily for additional headcount and sales and marketing activities to support increased brand awareness and expanding markets, advertising, programs to increase end user demand, and increased OEM sales levels. Our sales and marketing expenses are expected to increase slightly through the remainder of fiscal 1999 and may decline as a percentage of net sales.

We increased our general and administrative expenses for the three- and nine-month periods ended June 30, 1999 by 32% and 34% as compared to the corresponding prior-year periods. The

                                                                 8  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSON AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

increase was to support growth in the organization and, to a lesser extent, continued noncapitalizable expenditures on information systems hardware and software, including Year 2000 upgrades. See Risk Factors for a more detailed discussion of Year 2000 issues. These expenses decreased as a percentage of net sales as compared to the corresponding prior-year period primarily due to increased levels of sales. Our general and administrative expenses are expected to continue to increase for the remainder of fiscal 1999 and may vary as a percentage of net sales.

Other income, net
Other income, net includes interest income we earned on the investment of our available cash and net gains on our foreign currency transactions, offset by discounts earned by our customers on early payments to us and losses on disposals of our fixed assets. The decrease in net other income for the nine-month period ended June 30, 1999 as compared to the corresponding fiscal 1998 period was primarily due to an increase in discounts earned by our customers on early payments to us and a decrease in gains on our foreign current transactions, offset partially by an increase in interest income. The increase in interest income was due to our increased cash balances offset partially by the lower interest rates we earned in fiscal 1999 when using tax preferred investments vehicles.

Income taxes
Our effective income tax rate for the three- and nine-month periods ended June 30, 1999 was 28% as compared to 30% for the comparable prior-year periods. The difference between our effective tax rates and the 35% federal statutory tax rate was due primarily to benefits we received from the tax holiday status of our manufacturing operations in Malaysia, which expires in 2000. In addition, in fiscal 1999 we began using tax preferred investment vehicles for our cash equivalents to further reduce our effective tax rate.

Risk Factors
------------
We Face the Risk of Being Unable to Remain Competitive in the Mobile Networking Industry. The market for notebook PC Card adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card LAN adapters in 1993. Companies in the PC, desktop LAN adapter and modem industries with greater name recognition and greater financial resources than us, have a significant presence in the PC Card adapter market. As a result, we have faced increased competition in our industry. Actions by our competitors which continue to influence this competitive environment include price reductions, new product introductions, promotional efforts, and changes in the level of channel inventory. We expect competition to remain intense and as a result, we may lose some of our business to our competitors. Further, we believe that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels than earned from such products in the past.

We Face the Risk of Being Unable to Compete if Our Manufacturing Facility Becomes Unable to Produce Our Products at a Low Cost. We believe that our in-house manufacturing facility continues to operate at a greater efficiency level than during prior years. This manufacturing facility, located in Malaysia, produces all of our products. While we expect the manufacturing facility and increased production volume to continue to have a positive impact on cost reduction efforts, we may be unable to achieve significant additional efficiencies from this facility. If we are unable to achieve additional cost reductions through increased production or manufacturing efficiency we may be unable to keep pace with competitors' cost or price reductions to an extent necessary to maintain or increase our market share without adversely affecting gross profit margins. Because all of our products are being manufactured at our own facility, if we are unable to accurately forecast or react to changes in product demand, interruptions in the supply of products could occur. This in turn could adversely affect future sales. We also face risks associated with operations overseas, including management of a distant and remote manufacturing facility, currency fluctuations and potential instability in the local country. This is particularly of concern to us in

                                                                 9  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

light of recent economic and political uncertainty in Malaysia and in Asia generally.

We Face Certain International Risks by Operating Our International Sales and Manufacturing Facilities. The majority of our international sales are denominated in U.S. dollars. Our sales may be subject to government controls and other risks such as:
 .  federal restrictions on export;
 .  export licenses;
 .  trade restrictions;
 .  changes in tariff and freight rates;
 .  currency fluctuations; and,
 .  political instability.
As a result of recent and potential factors such as currency fluctuations and economic instability impacting international markets, we could encounter difficulties in accessing new and existing international markets or experience increased credit risks. Such credit risks could include customer insolvencies or other impairments of customers' ability to repay amounts owed to us. These credit risks could also include vendor insolvencies or other impairments of vendors' ability to supply raw materials to us.

We use certain strategies to limit the impact of foreign currency fluctuations on our Asian distributors. In doing so, we may at times assume greater foreign currency risk than at other times. Continued instability or other adverse changes in local economies could affect our future operations. In September 1998, the Malaysian government fixed the exchange rate of the Malaysian currency at 3.8 ringgits per U.S. dollar. We believe that the fixing, or any potential reversion to a floating exchange rate, will not have a significant impact on our results of operations.

Several European countries have adopted a Single European Currency (the "Euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. We have reviewed the impact the Euro may have on our internal systems and on our competitive environment. We believe our internal systems will be Euro capable without material modification cost. Further, we do not expect the transition to the Euro currency to have a material adverse impact on our financial condition or results of operations.

We Face the Risk of Declining Margins From Changes in the Mix of Products We Sell and in the Types of Customers to Whom We Sell. Revenues derived from our Combo and modem-only PC Cards typically have lower gross profit margins than our LAN PC Cards. In addition, shipments to our OEM customers generally result in lower average selling prices and gross profit margins than sales made through our distribution partners. Increases in the proportion of modem-only and Combo PC Cards and in shipments to OEMs tend to negatively impact overall gross margins and may offset any improvements from manufacturing and design efficiencies. In addition, the increased percentage of revenue from OEM customers during fiscal 1999 as compared to fiscal 1998 has resulted in an increased concentration in our customer base. With this increased customer concentration, we have increased our dependency on a more limited number of customers at lower average selling prices and gross profit margins than sales made through our distribution partners. These trends may continue as we anticipate a continuing increase in OEM revenues as a percentage of sales.

We Face the Risk of Incurring Unneccessary Expenses if We are Unable to Accurately Predict Sales of Our Products. We generally ship products within one to four weeks after receipt of orders. Therefore, our sales backlog is typically minimal. Accordingly, our expectations of future net sales are based largely on our own estimates of future demand and not on firm customer orders. If our net sales do not meet expectations profitability would be adversely affected, as we may not be able to reduce expenses at the same pace in the near term.

We Face the Risk of a Reduction in Our Sales if We are Unable to Respond Quickly to Changes in Demand for Our Products. Our net sales may be affected by our distributor and OEM customers' decisions as to the quantity of our products to be maintained in their inventories. Due to steps we took beginning in the fourth quarter of fiscal 1997, our distributors carry relatively low quantities of

                                                                10  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

inventory compared to our competitors. In addition, beginning in the second quarter of fiscal 1999, we took steps to reduce the levels of inventory maintained by our OEM customers. These actions enable us to react more quickly to market changes. However, we may also be more directly affected by changes in the market, including the impact of any slowdown or rapid increase in end user demand.

Despite our efforts to reduce channel inventory exposure, distributors and OEM customers may still choose to reduce their inventories below the already reduced levels, which could cause a reduction in our net sales.

We Face the Risk of Being Unable to Compete if We are Unable to Develop New Products in a Timely Manner. Our continued success is dependent on our ability to continue to introduce new products offering advanced features, functionality and solutions demanded by customers. We may not be able to continue to introduce new products on time that are accepted by the market or that sell through to end users in quantities sufficient to make the products viable for the long-term. Sales of such new products may negatively impact sales of our existing products. In addition, we may have difficulty establishing our products' presence in markets where we do not currently have significant brand recognition.

We Face the Risk of Being Unable to Manufacture Our Products Because We Are Dependent on a Limited Number of Qualified Suppliers for Our Components. Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture our products may fluctuate. Because some components, including custom chipsets, are available from only one supplier, they are subject to the risk of reduced availability due to a number of factors, including:
 .  supplier manufacturing constraints;
 .  excess of demand versus supply;
 . national political or economic changes; and, . other risks not within our control.
Although we have not experienced any significant parts shortages over the past year, many of these components require long-lead purchase orders thereby limiting flexibility to change order quantities due to changes in demand. Any supply source interruptions, limitations on availability, or inability to develop alternative sources as needed could adversely affect our ability to deliver products and, in turn, our future earnings.

We Face the Risk of a Decline in Our Gross Margins Caused by Any of a Number of Factors. In summary, gross profit margins are impacted by a number of factors, including:
 .  sales growth rates;
 .  competitive pricing pressures;
 .  product sales mix;
 .  channel sales mix;
 .  frequency of product transitions;
 .  component cost; and,
 .  manufacturing cost.
In addition, new products often have lower gross profit margins until market acceptance when increased volumes may permit component cost reductions and manufacturing efficiencies.

We Face the Risk that Rapid Changes, Short Product Life Cycles and Technological Changes in Our Industry Could Harm Our Business. Rapid technological change and short product life cycles characterize the industry in which we operate. The industry includes competitors with greater financial and technical resources than us. While we have historically been successful in developing or integrating leading technology into our products, ongoing investment in research and development is required for us to maintain our technological position. We may need to increase the rate of such investment depending on competitive factors.

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

                                                                11  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We Face the Risk That We Could Become Involved in Intellectual Property Disputes and May be Unable to Enforce Our Intellectual Property Rights. Patents, copyrights, trademarks and other efforts we take may not succeed in protecting our intellectual property, preventing duplication of our technology or providing a competitive advantage. Patents issued to us may not be upheld as valid if litigation over the patent was initiated. Because of the rapid pace of technological change in the communications industry we believe our success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of our proprietary rights. However, we will aggressively assert our intellectual property rights when necessary.

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

We Face the Risk of Continued High Volatility in Our Stock Price. The market price of our common stock has been, and may continue to be, subject to a high degree of volatility. Numerous factors relating to us or our competitors may have a significant impact on the market price of our common stock, including:
 .  general conditions in the networking and computer industries;
 .  product pricing;
 .  new products;
 .  market growth forecasts;
 .  technological innovations;
 .  acquisitions; and,
 .  announcements of quarterly operating results.
In addition, stock markets have experienced extreme price volatility and broad market fluctuations in recent years. This volatility has had a substantial effect on the market price of securities issued by many high technology companies, including ours, in many cases for reasons unrelated to the operating performance of the specific companies. Our common stock has experienced volatility not necessarily related to announcements of our performance.

We Face the Risk that Year 2000 Compliance Issues Could Harm Our Business. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Such computer programs or hardware may have date-sensitive software or embedded chips that always assume the century is "19". This could cause miscalculations or failure in our information systems and/or manufacturing equipment. Such system miscalculations or failure could cause disruptions of operations including, among other things, a temporary inability to process transactions or engage in normal business activities. Disruptions of our operations may also occur if key suppliers or customers experience disruptions in their ability to purchase, supply or transact with us due to Year 2000 issues.

                                                                12  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION ANA ANALYSIS OF FINANCIAL CONDITION AND RSULTS OF OPERATIONS

Our global operations rely heavily on the infrastructures within the countries in which they do business. The Year 2000 readiness within infrastructure suppliers (utilities, government agencies, and shipping organizations) will be crucial to our ability to avoid disruption of operations.

We have reviewed and tested our own products and believe they do not present any Year 2000 issues. These products are used as accessories to systems which may contain Year 2000 issues and we believe that any such Year 2000 issues in such systems are not attributable to our products.

We have completed our initial analysis of our major information systems that could be significantly affected by the Year 2000 issue and have committed personnel and resources to resolve potential issues. Based on our analysis, we determined that we would be required to modify or replace certain portions of our internal hardware and software so that those systems will properly use dates beyond December 31, 1999. We believe that the Year 2000 issue can be mitigated with respect to our internal information systems and manufacturing equipment with modifications or replacements of certain existing software and hardware.

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

We are approximately 66% complete with the remediation phase with respect to our IT exposures and expect to complete all software reprogramming or replacement no later than September 30, 1999. Remediation of all systems classified as "mission critical" was completed by March 31, 1999 and remediation of all systems classified as "priority" was completed by June 30, 1999. Remediation of the remaining systems, classified as "low impact", is scheduled to be completed by September 30, 1999.

We tested our manufacturing equipment and found no Year 2000 issues. We have queried our significant suppliers regarding their Year 2000 readiness. To date, we are not aware of any such supplier with a Year 2000 issue that would materially affect our operating results. While we have no means of ensuring that our significant suppliers will be Year 2000 ready we performed secondary evaluations of our critical suppliers and found no Year 2000 issues that we believe would lead to an interruption of our manufacturing schedules. We could be materially impacted if our significant suppliers are unable to complete their Year 2000 resolution process in a timely fashion. The ultimate effect on us of non-compliance by these parties is not determinable.

We are using both internal and external resources to replace, test and implement software and operating equipment needing Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1.4 million and is being funded by cash flows from operations. To date, we have incurred approximately $1.3 million ($568,000 expensed and $702,000 capitalized for new software), related to all phases of the Year 2000 project. We expect the remaining $92,000 to be expensed as incurred.

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

                                                                13  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are also subject to additional risk factors as identified in our Annual Report to Shareholders and filing on Form 10-K for the year ended September 30, 1998.

Liquidity and Capital Resources
-------------------------------
As of June 30, 1999 we had $129.8 million in cash and cash equivalents. Our operating activities provided cash of approximately $49.3 million in the nine-month period ended June 30, 1999, primarily as a result of net income and increases in accounts payable and other accrued liabilities and income taxes payable, partially offset by an increase in accounts receivable. Income taxes payable increased primarily due to the timing of payments for income taxes. Accounts payable and other accrued liabilities increased primarily due to the timing of payments for component inventory purchases. Accounts receivable increased due to quarterly revenue growth and strong sales in the month of June 1999, which resulted in a quarter in which revenue was slightly more back-end loaded than the September 1998 quarter.

We used $18.1 million in cash in investing activities during the nine-month period ended June 30, 1999, primarily for capital expenditures and for securing contingent rights to use certain intangible assets. The capital expenditures were for the purchase of manufacturing equipment for use in our Penang, Malaysia facility, equipment for increased headcount, and information systems hardware and software. The intangible assets for which we secured rights consist of a license to use certain intellectual property. Our use of these rights is contingent upon approval of the transfer of these rights by the court having jurisdiction over the assets. We have no material fixed commitments and do not expect an increase in the rate of capital expenditures in the normal course of business during the remainder of fiscal 1999.

Our financing activities used $7.2 million in cash during the nine-month period ended June 30, 1999, primarily for the repurchase of capital stock offset by the issuance of capital stock through our stock option and employee stock purchase plans. On February 18, 1999, Intel Corporation exercised its warrant to purchase additional shares of our common stock. Under the terms of the warrant agreement, Intel elected to receive 514,314 shares at no additional cost in lieu of purchasing 1,509,903 shares at an exercise price of $27.01. Concurrent with the warrant exercise, we repurchased all 514,314 shares of common stock issued to Intel for a total price of $19.8 million, or $38.45 per share. We generated cash of $12.6 million from the issuance of capital stock through our stock option and employee stock purchase plans.

We have a bank credit facility allowing borrowings up to $25.0 million. Loans under the agreement are secured by all of our U.S.-based assets. We also have a credit facility totaling $10.8 million, denominated in Malaysian ringgits, with a bank in Malaysia. We had no borrowings outstanding and approximately $29.0 million in borrowings available under our credit facilities as of June 30, 1999.

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

We manufacture our products in Malaysia and sell our products worldwide. Our financial results, therefore, could be significantly impacted by factors

                                                                14  XIRCOM, INC.

Xircom, Inc.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 1.   LEGAL PROCEEDINGS
None.

ITEM 2.   CHANGES IN SECURITIES
None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.   OTHER ITEMS
None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
Exhibit 27 Financial Data Schedule
(b) Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    XIRCOM, INC.
                                                          ----------------------
                                                                    (Registrant)

                             Date: August 13, 1999             /s/ Dirk I. Gates
                                   ---------------        ----------------------
                                                                   Dirk I. Gates
                                            Chairman of the Board, President and
                                                         Chief Executive Officer


                             Date: August 13, 1999        /s/Steven F. DeGennaro
                                   ---------------        ----------------------
                                                             Steven F. DeGennaro
                                                         Vice President, Finance
                                                     and Chief Financial Officer

                                                                15  XIRCOM, INC.