Form 10-K405
period 1999-09-30
XIRCOM INC
filed 1999-11-10
CIK 883905

SECURITIES AND EXCHANGE COMMISSION WASHINGTON DC 20549


FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price of the Common Stock on the Nasdaq Stock Market on November 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,016,384,051. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 24,915,495 as of November 1, 1999.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 21, 2000.

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

     We are a leading global provider of mobile networking and information access solutions for mobile professionals. Our products enable connectivity between notebook and computers and handheld computer devices and corporate networks, the Internet and other online services from a wide variety of locations. We are focused on the design, development, manufacture, marketing and support of mobile information access products for notebook and handheld PCs and other computing devices. Our products are recognized for innovative technology, high reliability and broad compatibility.

     We were founded in 1988 and pioneered the use of the PC parallel port to connect notebook PCs to local area networks ("LANs"). Our Pocket LAN Adapter(TM) product established the mobile information access market and by 1992 had become the leading solution for connecting notebook PCs to LANs. In 1992, we became the first company in the industry to ship a LAN adapter compliant with the standards set by the Personal Computer Memory Card International Association ("PCMCIA" or "PC Card"). In 1994 and 1995 we expanded our offerings to include multi-function LAN+Modem and modem-only PC Cards.

     We introduced our family of RealPort Integrated PC Cards featuring built-in connectors in 1998. The patented RealPort Integrated PC Card's built-in connector system eliminates external cables and solves a major problem faced by mobile users of PC Cards--broken, lost or forgotten cables and broken pop-out jacks.

     During February 1999, we began shipping 56K modems in the MiniPCI form factor. MiniPCI provides original equipment manufacturers ("OEMs") a flexible and low cost configuration alternative for communications functionality in notebook computers and handheld PCs, and incorporates the same essential electronics, functionality, and software drivers of standard PCI expansion devices into a very small daughter card that OEMs can connect to the motherboard within the device.

     During June 1999, we began shipping our first products for handheld computers--the CompactCard line for Windows CE machines. The Compact Card line is compliant with the CompactFlash+ standard for plug-in peripherals for Windows CE devices. Our CompactCard Ethernet 10(TM) connects Windows CE users to 10Mbps Ethernet networks.

     During the fourth quarter of 1999, we entered the universal serial bus ("USB") port expansion market with the introduction of our PortStation port expansion system products. The Xircom PortStation port expansion system is a line of configurable products designed to offer a broad set of access and port expansion capabilities to both enterprise and small office/home office ("SOHO") users through a single USB connection to a PC. On October 1, 1999, we acquired Entrega Technologies, Inc. ("Entrega"), further expanding our USB port expansion system product offerings. The Xircom PortStation port expansion system products and the Entrega products, to be marketed as Xircom PortGear products, collectively offer consumers a selection of standardized devices for peripheral-to-PC connectivity, including USB hubs, port converters and cables for PC and Apple platforms.

     On September 27, 1999, we entered the market for sub-handheld or wearable information accessory devices by purchasing the Rex PC Card Organizer product line from Franklin Electronic Publishers, Incorporated. The Rex family of products currently includes an organizer, contact list, to-do list and memo pad. We plan to expand the functionality of the product and target specific applications.

                                                                 2  XIRCOM, INC.

Market Background

     Growth in Network Computing. LANs and the Internet offer greater productivity and lower systems costs by enabling workgroups and geographically dispersed organizations to share information, applications and resources, such as printers, file servers and communication devices. Wide area networking has created "enterprise networks" of broadly interconnected PCs that can access to LANs from almost any location.

     Trends Toward Smaller, Mobile Computers. Simultaneous with the growth in both LANs and the Internet, continuing technological advances have been made in portable PCs, often referred to as laptop or notebook computers. An increasingly mobile workforce requiring a higher level of productivity is driving the growing use of notebook PCs. Today, mobile professionals travel frequently among a variety of locations including office, home, airport, automobile, hotel, branch office or customer sites. In addition, notebook PCs are becoming the machines of choice in the education market.

     Competitive and productivity demands are requiring an ever larger number of mobile professionals to maintain continual connectivity to their corporate intranets, email and the Internet. This trend toward mobile computing has resulted in the increased use of notebook PCs and handheld computering devices both on the road and in the office. International Data Corporation ("IDC") estimates that the total remote and mobile computing workforce in the U.S., including work extenders, mobile professionals, telecommuters and mobile data collectors, will be 37.8 million people in 2000, increasing to 47.1 million in 2003. These industry trends are creating a strong demand for notebook computers. IDC further estimates that total worldwide notebook PC shipments will be 22.3 million units in 2000 and 31.2 million in 2003.

     The principal device for portable computing connectivity in the PC Card, a credit card-sized electronic component that contains a modem, a local area network ("LAN") connection, or a combination of these, can be inserted into a slot on a portable computer. Cahners InStar Group estimates that in the year 2000 19.6 million PC Cards will be shipped worldwide.

     Remote Access. Over the last several years, there has been a significant increase in the number of PC users accessing a corporate network, the Internet or an online service from a "remote" location. To do so requires a modem on the client PC or other computing device and a remote access server or communications server on the corporate network. The modem market has grown substantially over the last several years and today nearly all notebook PCs are equipped with a modem.

Products

     Our products include Integrated PC Card and PC Card products with Ethernet and Token Ring LAN, modem, and combination LAN and modem functionality. New products include CompactCard Ethernet 10, MiniPCI, PortStation and PortGear port expansion products, and Rex wearable information accessories.

PC Card/Integrated PC Card

     We believe we offer the industry's broadest family of PC Card LAN adapters that operate on Ethernet and Token Ring topologies and are compatible with all widely used wiring. Our LAN adapters incorporate pre-configured software drivers that support over 50 different network operating systems and communication protocols. Most of our adapters include DOS-, Microsoft Windows-, Windows 95-, Windows 98-, Windows NT 4.0, and Windows 2000-based menu-driven software for simple, fast installation. Our CompactCard Ethernet 10(TM) connects Windows CE users to 10Mbps Ethernet networks.

                                                                 3  XIRCOM, INC.

     We shipped the industry's first external parallel port LAN adapter, the Pocket Ethernet Adapter(TM), in May 1989, and shipped the first commercially available parallel port adapter for Token Ring networks, the Xircom Pocket Token Ring Adapter(TM), in December 1989. Net sales from Pocket LAN Adapter products are now negligible, as the Integrated PC Card and PC Card have become the preferred form factors for connecting peripheral devices to notebook PCs.

     During 1991, the PCMCIA made possible the development of PC Cards by defining certain dimensional interface standards for use by a variety of PC peripherals, including memory cards, fax/modems, LAN adapters and disk drives. The PC Card interface, or slot, is now incorporated into nearly all notebook computers, allowing the PC Card peripheral device, which is the size of a thick credit card, to be inserted. we were the first to ship an Ethernet LAN adapter card compliant with the PCMCIA standard in early 1993. Other first customer shipment dates of key LAN adapter products are as follows:

CreditCard Ethernet Adapter(TM)                                               February 1993
CreditCard Token Ring Adapter(TM)                                             December 1993
CreditCard Ethernet Adapter 10/100(TM)                                        June 1996
CardBus Ethernet Adapter 10/100(TM) 32-bit                                    October 1996
CreditCard Ethernet Adapter 10/100 (Second-generation)                        November 1996
RealPort(TM) Ethernet 10/100--                                                August 1998
 Features a built-in Ethernet connector for cable-free Ethernet connections
RealPort(TM) CardBus Ethernet 10/100                                          August 1998

     Net sales from PC Card LAN adapters were 29% of total net sales in fiscal 1999 compared to 30% in 1998.

     In February 1994, we began shipping the first PC Card offering both a LAN adapter and a modem in a single PCMCIA card ("Combo card"). The CreditCard Ethernet+Modem(TM) adapter quickly achieved market acceptance and received a number of industry awards for technical excellence. We commenced shipments of the second-generation CreditCard Ethernet+Modem II(TM) adapter in September 1994 and in July 1995 was the first to ship in volume a combination PC Card product incorporating a V.34 modem with a LAN adapter. First customer shipment dates of key Combo card products are as follows:

CreditCard Ethernet+Modem                                                    February 1994
CreditCard Ethernet+Modem II                                                 September 1994
CreditCard Ethernet+Modem 28.8                                               July 1995
GlobalACCESS(TM) CreditCard Ethernet 10/100+Modem 33.6(TM) adapter--         January 1997
 Allows users to connect in over 160 countries
CreditCard Ethernet 10/100+Modem 56(TM) adapter--                            July 1997
 Incorporates a 56Kbps modem and 10/100Mbps Ethernet adapter in a single PC Card
RealPort Ethernet 10/100+Modem 56(TM)--                                      May 1998
 Features built-in modem, Ethernet and telephone pass-through connectors for cable-free Ethernet and modem connections
RealPort CardBus Ethernet 10/100+Modem 56(TM)                                August 1998

     Net sales from Combo card products were 59% of total net sales in fiscal 1999 compared to 48% in 1998.

                                                                 4  XIRCOM, INC.

     We commenced shipment of our first modem-only PC Card in September 1995. The original CreditCard Modem 28.8(TM) adapter incorporated the latest V.34 standard and broadened our remote access solutions by adding a modem-only option for notebook PC users who require high-speed remote access to corporate networks, commercial online service, or the Internet. First customer shipment dates of key modem-only adapters are as follows:

CreditCard Modem 28.8                                                      September 1995
CreditCard Modem 33.6(TM) adapter--                                        October 1996
 Features the V.34-1996 standard
GlobalACCESS(TM) CreditCard Modem 56(TM) adapter--                         July 1997
 Allows users to connect in over 160 countries
CreditCard GSM(TM) PC Card--                                               September 1997
 Provides wireless data, fax and Short Message Service (SMS)
  communications over GSM cellular phones
RealPort Modem 56-GlobalACCESS(TM)--                                       August 1998
 Features built-in modem and telephone pass-through connectors for cable-free modem connections
RealPort Modem 56(TM)                                                      October 1998
RealPort CardBus Modem 56-GlobalACCESS(TM)                                 October 1998

     Net sales from PC Card Modem-only products were 10% of total net sales in fiscal 1999 compared to 21% in 1998.

Form Factor Evolution

     We integrate the latest global communications technologies into more reliable and convenient form factors. Our first product, the Pocket Ethernet Adapter, made it possible for notebook PC users to access their corporate networks. As the mobile computing revolution began to take hold, smaller, less cumbersome internal adapters, rather than external solutions were needed. We modified our products to the PC Card form factor, an internal adapter that required custom cable connectors. However, PC Card users cited cables as their number one problem, as they are prone to breakage or loss when moving from place to place.

     We solved this problem for mobile users with the patented RealPort Integrated PC Card. It allows users to plug standard RJ-45 Ethernet and RJ-11 telephone cords directly into the integrated PC Card's built-in connectors, eliminating the need for proprietary cables.

----------------------------------------------------------------------------------------------
1990                              1994                                1998
----------------------------------------------------------------------------------------------
Pocket Adapter                    PC Card                             Integrated PC Card
(Fully External)                  (Internal Card, External            (Fully Internal)
                                  Cable Connectors)
----------------------------------------------------------------------------------------------

Handheld Connectivity Solutions

     During June 1999, We began shipping our first products for handheld computers--the CompactCard line for Windows CE machines. Our CompactCard Ethernet 10(TM) is a Type II CompactFlash+-compliant card that is inserted into an external expansion slot on Windows CE handheld PCs to 10Mbps Ethernet networks. The CompactCard line of products also ship with a Xircom CardCaddy converter that enables the CompactCard to fit larger handheld Type II PC Card slots. We plan to add modem and GSM products to the CompactCard line as well.

                                                                 5  XIRCOM, INC.

     In September 1999, Handspring, Inc. launched the Visor handheld computer platform, based on the Palm operating system. The Visor handheld computer includes an external expansion slot that accepts devices referred to as "Springboard Modules." The Springboard external expansion slot is the first attempt to create a standardized expansion slot for Palm-based handheld devices, and could become the de-facto standard. We are developing products based on this Springboard standard for the Palm segment, to complement our handheld connectivity products to support handheld computers using the Windows CE operating system.

MiniPCI

     During February 1999, we introduced our 56K modems in the MiniPCI form factor. MiniPCI provides OEMs a flexible and low cost configuration alternative for communications functionality in notebook computers and handheld PCs, and incorporates the same essential electronics, functionality, and software drivers of standard PCI expansion devices into a very small daughter card that OEMs can connect to the motherboard within the device.

Port Expansion System

     In September 1999, we shipped our first port expansion system products, the Xircom PortStation. Port expansion system products include a line of configurable products offering a broad set of access and port expansion capabilities to both enterprise and SOHO users through a single USB connection to a PC. USB capability is now standard on most new PCs. Dataquest, Inc. projects that all notebook and PC shipments in 2001 will be USB compatible, creating an installed base of 500 million USB-compatible PCs. Dataquest, Inc. projects that this installed base of USB-equipped computer users will drive shipment of nearly 500 million USB peripherals by 2003.

     Xircom PortStation port expansion system products offer separate modules with individual connection ports, such as Ethernet LAN, 56K modem, USB hub, serial port, and parallel port, and connect to a single USB port on the host PC. Mix and match port expansion modules snap together allowing the user to configure the system for specific needs. Xircom PortStation port expansion system products support a number of PC operating systems, including Microsoft Windows 95 OSR2, Windows 98, Windows NT 4.0, and Windows 2000.

     In October 1999, through our acquisition of Entrega, we further expanded our USB-based port expansion system product offerings. These products offer a selection of standardized devices for peripheral-to-PC connectivity, including USB hubs and port converters for PC and Macintosh platforms. These products , to be marketed as Xircom PortGear products, are targeted at OEM customers and the consumer market.

Wearable Information Accessories

     In September 1999, we acquired the Rex PC Card Organizer product line, and thereby entered the market for sub-handheld or "wearable information accessory" devices. The Rex solution is focused on making personal data readily available in a small form factor. Its functionality currently includes an organizer, contact list, to-do list and memo pad, all of which synchronize through a PC Card slot or a docking cradle, with similar data resident on a host PC.

     We anticipate that this product will be the starting point for a line of wearable information accessories that are targeted at specific applications with tightly integrated access requirements. We plan to introduce an enterprise version of the Xircom Rex wearable information accessory that combines its current information management capabilities with two-factor authentication technology to offer an integrated user authentication solution for corporate networks.

                                                                  6 XIRCOM, INC.

Industry Leadership

     We are a worldwide leader in simplifying the installation and configuration of PC Card mobile information access products by incorporating certain proprietary software coding in our installation routines. We have developed an intelligent Windows-based installation utility now shipping with most Xircom adapters. Although the Windows 95 operating system improved the installation process for PC Card adapters and other peripherals, add-on hardware often requires driver updates to enhance features or performance. Therefore, installation utilities and related driver software remain an important feature of the products.

     We ship our products worldwide and have developed expertise in obtaining worldwide homologation including local telephone approvals in over 25 countries including: France, Germany, UK, Japan, Australia, the Netherlands, Denmark, Belgium and Austria. We have developed a modem design, which is a single, worldwide solution and has a programmable Data Access Arrangement ("DAA"). Xircom GlobalACCESS modem products offer notebook users one card for worldwide use. Unique features include local approvals in the major business centers around the world and CountrySelect software, which automatically configures the modem DAA to local dialing conventions when traveling from country to country.

     Device driver software is also a key component of our products. Device drivers allow the hardware and firmware (the software code which provides operating instructions to the hardware) to interact with the communications port on the PC in which the LAN adapter or modem is being installed (e.g., the parallel port, PCMCIA, or CardBus slot). Our leading products are designed by us to operate with the major operating systems, including Microsoft Windows 2000, Windows 98, Windows 95, Windows NT and Windows 3.1. We have also developed Driver Development Kits that include a library of software interfaces and source code examples to substantially reduce the time required for other network operating system vendors to develop drivers for our products. We believe that our family of products incorporates software drivers for a broader range of computers and network operating systems than any other family of external LAN adapters commercially available.

     Some of our technical advancements and accomplishments since 1989 include:

     .  Pioneered the use of the PC parallel port for LAN connectivity;
     . Participated with Zenith Data Systems and Intel Corp. in the development of Enhanced Parallel Port ("EPP") technology;
     .  Were first to ship an Ethernet PC Card LAN adapter;
     . Were first to ship a parallel port modem offering higher throughput than a serial port modem;
     .  Were first to ship a PC Card combining a LAN adapter and a modem;
     . Were first to incorporate full-duplex Ethernet technology in our PC Card LAN adapters offering up to twice the data throughput on an Ethernet network;
     . Were first to incorporate and ship 100 Mbps Ethernet technology in a PC Card;
     . Were first to ship a 32-bit CardBus adapter for connecting CardBus-equipped notebook computers to 10 Mbps and 100 Mbps networks;
     . Were first to ship a 56 Kbps modem and a 100 Mbps Ethernet adapter on a single PC Card;
     . Were first to ship an Integrated PC Card featuring built-in connectors and a 56 Kbps modem and a 10/100 Mbps Ethernet on a single PC Card.

Research and Development

     We expect customers for our PC Card and port expansion system products to continue to demand higher speeds and bandwidth. We are focusing our development efforts on new versions of our Integrated PC Card and PC Card LAN adapters (both 16-bit PC Card and 32-bit CardBus buses), modem-only cards, multifunction cards and port expansion systems. Such new versions may combine LAN, modem, ISDN, digital subscriber line, cable modem, local and/or wide area wireless communications, and home networking technologies.

                                                                  7 XIRCOM, INC.

     The market for our products is characterized by rapidly changing technology, short product life cycles and evolving industry standards. We believe that technical innovation in our products is required to make them more desirable than other notebook connectivity solutions. Our expertise lies in developing small form factor products, which require a high degree of electronic component integration and careful circuitry design. In addition, use of Application Specific Integrated Circuits ("ASIC") reduces the number of semiconductor devices required in our products, resulting in lower manufacturing cost and higher product reliability. We use flash memory in our products to allow implementation of enhancements or other changes through a download of software by the user.

     Our current research and development efforts include:

     .  Ongoing feature enhancement of current products;
     .  Cost reduction of current products;
     . Continued development of higher-speed and higher bandwidth PC Cards, integrated PC Cards and port expansion system modules;
     . Continued development of communications adapters in the compact flash form factor;
     . Support for our OEM customers, including continued development of Mini-PCI adapters; and,
     . Development of wearable information accessory products, communications subsystems and peripherals.

     We continue to participate in leading organizations that drive industry standards. As an active industry participant, we have been able to ensure interoperability of our products with standard hardware platforms and operating systems. These organizations include:

     .  PCMCIA, executive membership;
     .  Mobile Advisory Council ("MAC"), executive membership;
     .  Portable Computer and Communications Association ("PCCA");
     . International Telecommunications Standards Users Group ("ITSUG") GSM working party;
     . European Telecommunications Standards Institute ("ETSI"), voting member; . Bluetooth Special Interest Group;
     .  PCI Special Interest Group, Mini-PCI Working Group;
     .  USB Implementers Forum;
     .  IEEE 1384 Committee for high-speed serial expansion busses (FireWire);
     .  1394 Trade Association;
     .  HiperLAN/2 Global Forum; and,
     .  Compact Flash Association.

     We have adopted a Distributed Development Environment ("DDE") to facilitate the remote physical location of some of our engineers. DDE provides structured development methodologies and high-speed network links into our corporate development network. A key component of DDE is the use of our products by the engineers that develop and support them. It is believed that DDE results in increased productivity and retention of key employees. Currently, program participants include engineers located in Austin, Texas; Provo and Alpine, Utah; and Kontich, Belgium.

     Approximately 15% of our 1,500 employees were engaged in research and development activities as of September 30, 1999. During fiscal years 1999, 1998 and 1997, we incurred research and development expenditures of $23,487,000, $15,968,000 and $12,799,000, respectively.

                                                                  8 XIRCOM, INC.

Marketing

     We sell our products primarily through domestic and international distributors. U.S. distributors include major national distributors of computers and networking equipment such as Ingram Micro Inc., Tech Data Corporation and Merisel, Inc., and national reseller organizations such as MicroAge, Inc. and Inacom Corp. We also sell to a number of original equipment manufacturer customers including notebook computer manufacturers, such as Dell Computer Corporation, Gateway Inc., Compaq Computer Corporation ("Compaq"), International Business Machines ("IBM"), and Toshiba Corporation ("Toshiba"), and Intel Corporation ("Intel"). Ingram Micro Inc. and Tech Data Corporation accounted for 19% and 10%, respectively, of net sales for fiscal 1999. In 1998 and 1997, Ingram Micro Inc. accounted for 13% and 17%, respectively, of net sales.

     Internationally, we sell products through a worldwide network of distributors. International sales (sales to customers outside the U.S.) comprised 55% of total net sales in fiscal 1999 and 52% of total net sales in fiscal 1998 and 1997 (see Note Eleven of the accompanying Consolidated Financial Statements). During the 1999 and prior fiscal years, the majority of our international sales were denominated in U.S. dollars. Beginning with fiscal 2000, the majority of our international sales are expected to be denominated in the Euro.

     We generally seek to develop the markets for our products through marketing programs that promote end-user demand. We generate brand recognition through trade advertising, participation in trade shows and public relations activities. We have a field sales organization and have expanded our inside sales/telemarketing function to create demand by calling directly on resellers, VARs and end-users, but fulfill demand through its distributors. We also have field sales persons and support engineers to sell our products to OEMs.

Backlog

     We manufacture our products to our forecast of near-term demand and maintain inventories of finished goods and top-level subassemblies to satisfy customer orders. Product shipments are generally made within one week after receipt of orders from distributors and within four weeks after receipt of orders from OEM customers, although some OEM customers submit orders for scheduled deliveries over a longer period. Under certain circumstances as specified in applicable agreements, orders from distribution customers may be cancelable without penalty and OEM customers may reschedule or cancel orders outside a certain minimum time period. We generally do not seek to maintain any significant backlog. Backlog was not significant at September 30, 1999 or 1998.

Competition

     We believe that the principal competitive factors in the market for our PC Card adapter products and indirectly competitive products are:

     .  Brand name recognition;
     . Compatibility with many brands of notebook computers and software applications;
     .  Quality and reliability;
     .  Ease of use;
     .  Low power consumption;
     .  Price; and,
     .  Customer support and service.

     Additional principal competitive factors in the market for PC Card LAN adapters and indirectly competitive products are:

     . Support of commonly used topologies, network wiring systems and network operating systems;
     . Performance (including data transfer speeds); and, . Size, especially with respect to the latest subnotebook and sub-handheld
        PCs.

                                                                  9 XIRCOM, INC.

     Additional principal competitive factors for PC Card modems are:

     .  Support of industry standards; and,
     . Performance (primarily throughput, but also error control, connection maintenance and compression).

     The PC Card LAN adapter market has become significantly more competitive, and is occupied by a number of competitors that have substantially greater financial, development, manufacturing and marketing resources and market presence than us, including 3Com Corporation, including its U.S. Robotics and Megahertz brands (collectively "3Com") and Fujitsu Microelectronics, Inc.

     In addition, our branded products compete for end-user customers with Intel and IBM, which purchase these products through an OEM relationship with us and market these products under their own brand names.

     Other manufacturers of desktop LAN adapters offering PC Card adapters include Standard Microsystems Corporation, Madge Networks Limited and Olicom A/S. In the multifunction PC Card market (Ethernet+Modem), the Company's most significant competitor is 3Com, although other companies, including TDK Systems ("TDK"), Ositech Communications Inc. and New Media, also offer Ethernet+Modem PC Cards. Intel is also considered a competitor in this market, although they purchase products through an OEM relationship with us. We are likely to experience additional competition from large companies that address other segments of the PC Card market.

     Our PC Cards compete indirectly and our port expansion systems compete directly with companies that provide alternative means to connect notebook computers to LANs, such as docking stations or port replicators with built-in networking capabilities. Compaq, Toshiba, IBM, NEC Corporation and others offer docking stations for some of their notebook PCs. Although docking stations historically enjoyed some competitive advantage because they provide a broader range of functionality than just a LAN connection, the standardization provided by PC Card slots reduces the demand for this additional functionality. In addition, the use of peripheral devices provides the PC user an upgrade path as speed or other enhancements to the network are developed.

     Ethernet interface chipsets on PC system boards which eliminate the need for a LAN adapter have been offered only in a limited number of notebook PCs to-date, generally because the chipset solution adds cost and complexity to the base PC and requires the PC manufacturer to provide networking technical support. As a result, we believe that PC Card solutions for networking notebook computers will continue to dominate the market because of the performance, flexibility and range of choices they offer to both users and PC manufacturers.

     In the modem-only PC Card market, competition is significant. 3Com holds a significant market share for PC Card modems and offers a proprietary feature called XJack, which incorporates a pop out RJ-11 telephone jack into the PC Card case. Other competitors in this market include Boca Research, Psion Dacom, Ltd., TDK, and many others, including manufacturers who may hold leading or significant market shares within specific countries. We believe that we can continue to leverage our engineering, sales and manufacturing resources with our RealPort Integrated PC Card 56K modems because of its patented built-in connector system, as well as market recognition with our Ethernet+Modem solutions. PC vendors are opting to include modems with their notebook PCs, however, we believe that enterprise customers will continue to prefer a modem in a PC Card slot, due to the cost of ownership benefits of standardization and serviceability.

                                                                 10 XIRCOM, INC.

Manufacturing

     We believe that high-volume, low-cost manufacturing has become a core competency in competing effectively in the PC Card market. As a result, we build all of our PC Card adapters at our manufacturing facility in Penang, Malaysia. We purchase most key components in Penang directly from third-party suppliers with local representation. We inspect these components for quality and performs final assembly, test, packaging and shipping in Penang.

     Although we generally use standard parts and components for our products, certain key components used in our products are currently available from only one source, and others are available from a limited number of sources. Components currently available from one source include proprietary Ethernet chipsets (used in the CreditCard Ethernet and Combo Adapters) fabricated by Atmel Corp., a Token Ring chipset from Texas Instruments, and a standard modem chipset (used in all modem and Combo products) from Lucent Technologies. In addition, other components, including other semiconductor devices, transceivers, transformers, injection molded plastic parts and metal stampings, are available or acquired from a single source or a limited number of sources.

Proprietary Rights and Licenses

     We seek to protect our intellectual property rights in certain of our products and technologies through patents, copyrights, trade secrets, and trademarks. We hold several United States patents relating to the RealPort Integrated PC Card, parallel port, and PC Card operating, networking and data transfer technologies. Other U.S. patent applications relating to our current research and development efforts are in progress. We regularly evaluate the applicability of our patents to other products of third parties. We have several license agreements with third parties granting rights related to our parallel port data transfer technology in return for license fee payments. We also seek to protect our proprietary rights through a combination of employee and third party nondisclosure agreements.

Employees

     As of September 30, 1999, we employed 1,527 persons, including 384 in sales, marketing and customer support; 197 in engineering and product development; 825 in operations; and 121 in finance and other administrative areas.

     Our success depends on our continued ability to attract and retain qualified personnel. Competition for such personnel in the computer networking industry is intense and we must provide competitive salary, stock incentive and benefit packages to attract such personnel. We perform development activities in Thousand Oaks, California; Austin, Texas; Provo and Alpine, Utah; and, Kontich, Belgium. None of our employees is represented by a collective bargaining arrangement. We believe that our relations with our employees are good.

Factors Affecting Stock Price

     As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 to 26 of this document, the market price of our common stock may fluctuate substantially over short time periods due to a number of factors, including factors that could affect our future financial performance. The price may also be affected by factors that influence the overall market for stocks, or the market for stocks of high technology companies in particular.

                                                                11  XIRCOM, INC.

Executive Officers of the Registrant

     The following presents certain information with respect to our executive officers and their ages as of November 1, 1999.


Name                      Age   Position
Dirk I. Gates             38    Chairman of the Board, President and Chief Executive
                                Officer
Steven F. DeGennaro       36    Vice President, Finance and Chief Financial Officer
Robert W. (Sam) Bass      53    Senior Vice President, Worldwide Operations
Marc M. Devis             39    Senior Vice President, Worldwide Sales and Marketing
Randall H. Holliday       49    General Counsel and Secretary

     Mr. Gates has served as our Chairman of the Board since January 1995 and as our President and a Director since its incorporation in November 1988. He has also served as our Chief Executive Officer since October 1991.

     Mr. DeGennaro has served as our Vice President, Finance and Chief Financial Officer since June 1996. He had previously served from May 1995 to June 1996 as our Vice President, Finance and Chief Accounting Officer and previously since January 1994 as our Corporate Controller and Chief Accounting Officer. Prior to joining the Company in 1993, Mr. DeGennaro was a senior manager at KPMG Peat Marwick, a big-five accounting firm. Mr. DeGennaro is a CPA.

     Mr. Bass has served as our Senior Vice President, Worldwide Operations since August 1997, Vice President, Operations since January 1992. From September 1990 until joining us, Mr. Bass served as Vice President of Operations for Fibermux Corporation, a provider of intelligent hubs to the LAN market.

     Mr. Devis has served as our Senior Vice President, Worldwide Sales and Marketing since April 1999, our Senior Vice President, Worldwide Sales since July 1997, our Senior Vice President, Europe and Asia-Pacific Sales and Marketing since August 1996 and our Vice President, Europe and Asia-Pacific Sales and Marketing since January 1995. He had previously served, since June 1991, as Managing Director of Xircom Europe NV.

     Mr. Holliday has served as our General Counsel since January 1995. In December 1993, Mr. Holliday joined us as Corporate Counsel. From March 1990 to December 1993, Mr. Holliday was Division Counsel of Abex Aerospace Division, Pneumo Abex Corporation, a manufacturer of aircraft hydraulic components.

Item 2.  Properties

     Our headquarters are located in 87,000 square feet of a leased facility in Thousand Oaks, California. This facility accommodates corporate administration, engineering, marketing, sales and customer support. In December 1999, the headquarters will be temporarily expanding into 50,000 square feet of a nearby leased facility. Distribution is conducted in a portion of an adjacent 50,000 square-foot leased facility. We own a manufacturing and distribution facility in Penang, Malaysia and lease facilities for our European subsidiaries in Kontich, Belgium; Paris, France; Basingstoke, England; Grassbrunn, Germany; and Stockholm, Sweden; and facilities for our Asia-Pacific sales and marketing operations in Singapore; Hong Kong; Tokyo, Japan; and Sydney, Australia. We are currently negotiating a facilities lease for a new 200,000 square foot permanent headquarters building to be constructed in Thousand Oaks. We believe our existing facilities together with our planned facilities expansions, are adequate for our current needs. Additional facilities proximate to our existing facilities are also available for lease to meet future needs.

     Financial information regarding leases and lease commitments are contained in Note 10 of Notes to Consolidated Financial Statements.

                                                                12  XIRCOM, INC.

Item 3.  Legal Proceedings

     No material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.  Market for Registrant's Common Stock and Related Shareholder Matters

     Our Common Stock began trading on The Nasdaq Stock Market(SM) on March 31, 1992 under the symbol XIRC. We have not paid cash dividends on its Common Stock and do not plan to pay cash dividends for the foreseeable future. Under the terms of our credit agreement, we are prohibited from declaring or paying dividends without the prior consent of the lender. As of November 1, 1999, there were 259 holders of record and approximately 14,200 beneficial holders of our Common Stock. The following table presents the high and low closing stock price for our Common Stock as quoted on The Nasdaq National Market System.


Fiscal 1999                                                High              Low
--------------------------------------------------------------------------------
First quarter                                         $35-17/32        $  17-1/2
Second quarter                                           45-1/4         23-15/16
Third quarter                                           30-1/16         18-13/16
Fourth quarter                                        $ 47-7/16        $ 30-7/32

Fiscal 1998                                                High              Low
--------------------------------------------------------------------------------
First quarter                                         $  12-3/8        $       9
Second quarter                                           14-1/4           9-9/16
Third quarter                                           17-5/16           13-3/8
Fourth quarter                                        $ 27-1/16        $  14-3/4

                                                                13  XIRCOM, INC.

ITEM 6.  SELECTED FINANCIAL DATA
The following table presents selected balance sheet and statement of operations data as of and for the fiscal years ended September 30, 1995 through 1999.

(In thousands, except per share amounts)           1999           1998              1997             1996             1995
--------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data
Net sales                                      $408,890       $276,056          $184,575         $166,757         $119,528

Cost of sales                                   228,943        178,426           126,300          107,437           79,048
--------------------------------------------------------------------------------------------------------------------------

Gross profit                                    179,947         97,630            58,275           59,320           40,480
Research and development expenses                23,487         15,968            12,799            9,537           13,085
Sales and marketing expenses                     81,485         49,882            43,012           32,723           37,086
General and administrative expenses              12,983          9,857             8,259            6,543            7,031
In-process research and development and
 other nonrecurring charges/(1)/                  4,596              -             2,163            1,505            5,745
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
 operations                                      57,396         21,923            (7,958)           9,012          (22,467)
Other income (expense), net                       2,331          4,250             3,172           (1,338)             435
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations before income taxes                  59,727         26,173            (4,786)           7,674          (22,032)
Income tax provision (benefit)                   16,723          7,852            (1,437)           2,506           (7,000)
--------------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations/(1)/                                 43,004         18,321            (3,349)           5,168          (15,032)
Discontinued operations:
 Operating income (loss), net of income
  taxes                                               -              -              (226)             784          (43,772)
 Loss on disposal, net of income taxes                -              -            (6,275)               -                -
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $ 43,004       $ 18,321          $ (9,850)        $  5,952         $(58,804)
--------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share/(1)/:
 Continuing operations                            $1.69           $.78          $   (.16)        $    .26         $   (.88)
 Net income (loss)                                $1.69           $.78          $   (.46)        $    .30         $  (3.44)

Balance sheet data
 Working capital                               $145,389       $118,625          $ 95,501         $ 34,711         $ 25,909
 Total assets                                  $269,318       $195,224          $147,930         $107,201         $ 85,649
 Long-term obligations, net of current
  portion                                      $      -       $      -          $      -         $  1,860         $    597
 Shareholders' equity                          $184,139       $136,718          $113,427         $ 65,603         $ 53,095
--------------------------------------------------------------------------------------------------------------------------

(1) Fiscal 1999 includes $4,596 ($3,309, net of tax benefit) or $.13 per share for write-off of in-process research and development and other non-recurring charges. Fiscal 1997 includes $2,163 ($1,514, net of tax benefit) or $.07 per share for write-off of in-process research and development. Fiscal 1996 includes $1,505 ($1,023 net of tax benefit) or $.05 per share for loss on sale of Netwave product line. Fiscal 1995 includes $5,745 ($3,561 net of tax benefit) or $.21 per share for other nonrecurring charges.

                                                                14  XIRCOM, INC.

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

Results of Operations
---------------------

Net Sales

(in thousands)                           1999              Change             1998              Change                1997
--------------------------------------------------------------------------------------------------------------------------
Net sales                              $408,890              48%            $276,056               50%            $184,575

Net sales -- 1999 versus 1998
Net sales increased 48% to $408.9 million in fiscal 1999 from $276.1 million in fiscal 1998. We derive net sales principally from shipments of Ethernet PC Card adapters, modems and multifunction Ethernet and modem cards ("Combo cards") (collectively "adapter products"), which connect notebook PCs to networks, the Internet and online services. The increase in net sales in 1999 from 1998 was primarily due to increased shipments of Ethernet PC Cards and Combo cards. We attribute this increase to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of our adapter products by our distribution customers (the "branded" business) and OEM customers. We believe this growth in sales of our adapter products in our branded business and by OEM customers may be indicative of several factors:

 .  An increased growth rate in shipments of notebook PCs, which in turn require network and modem connections;
 .  An increase in the rate that notebook PCs are attached to information sources;
 .  Continuing increased market acceptance of our Combo cards and Fast Ethernet cards; and
 . Increased market acceptance of our RealPort Integrated PC Card family of products.

These increases were partially offset by a decrease in the volume of lower margin modem-only product sales we made to our OEM customers. Unit shipments of adapter products increased 47% in 1999 over 1998 but average selling prices declined due to increased competition in the market for adapter products. Revenues from our PC Card products as a percentage of total revenues were as follows:

(percentage of total revenue)                                                 1999               1998               1997
-----------------------------------------------------------------------------------------------------------------------------
LAN Adapters                                                                   29%                30%                42%
LAN+Modem                                                                      59%                48%                43%
Modem                                                                          10%                21%                11%
Other                                                                           2%                 1%                 4%

International sales. Total international sales (shipments to our customers located outside the U.S.) as a percentage of total sales was 55% in 1999 and 52% in both 1998 and 1997. Sales of our PC Cards in Europe grew at a faster rate than in the U.S.

                                                                15  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales -- 1998 versus 1997
Net sales increased 50% to $276.1 million in fiscal 1998 from $184.6 million in fiscal 1997 due to increased shipments of our adapter products. We attribute the increase in net sales primarily to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of our adapter products by our distribution and OEM customers. During the fourth quarter of fiscal 1997, we reduced shipments to our distributors in order to reduce the levels of inventories they hold and to enable us to quickly react to market changes. Unit shipments of our adapter products increased 54% in 1998 over 1997 but average selling prices declined due to increased competition in the PC Card LAN adapter market and a greater mix of revenue sold through OEM partners where ASPs are generally lower.

Gross Profit

(in thousands)                         1999        Change     1998      Change      1997
------------------------------------------------------------------------------------------
Gross profit                         $179,947        84%     $97,630      68%      $58,275
Percentage of net sales                  44.0%                  35.4%                 31.6%

Gross profit -- 1999 versus 1998
Gross profit consists of net sales less cost of sales. Cost of sales includes materials, labor, manufacturing overhead and other costs of sales. Other costs of sales include provisions for excess and obsolete inventory, warranty expense and royalty payments to licensers of software incorporated into our products. The increase in gross profit as a percent of net sales in 1999 compared to 1998 was primarily attributable to:

 . The higher gross margins of our RealPort Integrated PC Card family of products, which began shipping in the third quarter of fiscal 1998, versus the comparably featured Type II PC Card products,
 . A decrease in our fixed manufacturing costs as a percentage of sales, and . A decrease in the sales volume of our modem-only products, which typically generate lower gross profit margins than our other products, and in particular, reduced sales of modem-only products to our OEM customers, which generate lower gross profit margins than sales made through our distribution partners.

Gross profit -- 1998 versus 1997
The increase in gross profit as a percent of net sales in 1998 compared to 1997 was primarily attributable to a decrease in fixed manufacturing costs as a percentage of sales. In addition, the RealPort Integrated PC Card family of products, which began shipping in the third quarter of fiscal 1998, has higher gross margins than the comparably featured Type II PC Card products. This increase in the gross profit percentage was partially offset by the increase in modem-only product sales to our OEM customers at lower gross profit margins than sales made through the Company's distribution partners, and by lower average selling prices on adapter products.

Research and Development

(in thousands)                        1999      Change      1998       Change      1997
----------------------------------------------------------------------------------------
Research and development             $23,487      47%      $15,968      25%      $12,799
Percentage of net sales                  5.8%                  5.8%                  6.9%

Our research and development expenses increased in 1999 in absolute dollars compared to 1998 as a result of our decision to increase staffing and expenditures to support expanded branded and OEM product offerings, including our PortStation(TM) port expansion system and the CompactCard(TM) line of products. Research and

                                                                16  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

development expenses increased in 1998 in absolute dollars compared to 1997 as a result of additional staffing and expenditures to support expanded branded and OEM product offerings, including our RealPort Integrated PC Card family of products. We expect total expenditures for research and development to increase in fiscal 2000 due to our planned expenditures on product enhancements and new product introductions.

Sales and Marketing

(in thousands)                          1999      Change      1998      Change      1997
------------------------------------------------------------------------------------------
Sales and marketing                   $81,485       63%     $49,882        16%    $43,012
Percentage of net sales                  19.9%                 18.1%                 23.3%

We increased sales and marketing expenses in 1999 in both absolute dollars and as a percentage of net sales as compared to 1998 primarily due to:

 .  Additional staffing and sales and marketing activities required to support expanded branded markets;
 . The opening and operation of a new regional headquarters in Tokyo, Japan; . Expansion of our OEM sales organization; and . Expenses to support the launch of new products such as the PortStation(TM)
   Port expansion system and the CompactCard(TM) line of products.

As we pursue further product and market expansion activities, we expect sales and marketing expenses for fiscal 2000 to increase.

Our sales and marketing expenses increased in 1998 and decreased as a percentage of net sales as compared to 1997. The increase in expenses were due to sales and marketing activities and additional staffing required to support expanded branded markets and expansion of our OEM sales organization. Partially offsetting these increases were the lower sales and marketing expenditures that generally are associated with OEM sales versus branded business sales, reduced expenses associated with lower levels of inventories maintained by distributors, and cooperative advertising reimbursements. Sales and marketing expenses were higher as a percentage of net sales in 1997 because we reduced the volume of our shipments to our distributors during the fourth quarter of fiscal 1997 in order to reduce the levels of inventories they held.

General and Administrative

(in thousands)                           1999      Change     1998     Change      1997
-----------------------------------------------------------------------------------------
General and administrative              $12,983      32%     $9,857      19%      $8,259
Percentage of net sales                     3.2%                3.6%                 4.5%

Our general and administrative expenses increased in 1999 as compared to 1998 to support growth in our organization and, to a lesser extent, continued expenditures on our information systems hardware and software, including Year 2000 upgrades. During 1998, we initiated modification efforts of computer software issues associated with the Year 2000 project. We expect general and administrative expenses to increase during fiscal 2000 due to the need to support growth in our organization and continued expansion of information systems hardware and software. In addition, during the first quarter of fiscal 2000, we expect to incur transaction- and transition-related expenses for Entrage of approximately $2,500,000 to $3,000,000. See Risk Factors for a further discussion of our Year 2000 project.

                                                                17  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In-process Research and Development and Other Nonrecurring Charges

(in thousands)                          1999             Change              1998              Change             1997
--------------------------------------------------------------------------------------------------------------------------------
In-process research and development
 and other nonrecurring charges        $4,596             N/A                $  -                N/A             $2,163
Percentage of net sales                   1.1%                                0.0%                                  1.2%

In the fourth quarter of fiscal 1999, we recorded a charge to operations of $2,364,000 ($1,702,000, net of tax benefit) for future operating lease payments related to facilities we will vacate, and a charge of $2,232,000 ($1,607,000, net of tax benefit) for the write-off of in-process research and development in connection with the purchase of the Rex product line. The total lease payment accrual is net of expected sublease income and does not include any period in which we will continue to occupy the facility. The Rex product line was acquired from Franklin Electronic Publishers Incorporated, a developer and marketer of handheld electronic reference products. In fiscal 1997, we recorded a charge to operations of $2,163,000 ($1,514,000, net of tax benefit) for the write-off of in-process research and development in connection with the purchase of certain assets from Angia Communications, Inc., a developer and manufacturer of PC Card products.

We based the amounts allocated to in-process research and development on established valuation techniques in the high technology industry. At the date of each acquisition mentioned above, the projects associated with the in-process efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, we charged these amounts to expense on the respective dates of each acquisition.

Other Income, Net

(in thousands)                           1999       Change      1998     Change      1997
------------------------------------------------------------------------------------------
Other income,   net                     $2,331      (45%)      $4,250       34%     $3,172
Percentage of net sales                    0.6%                   1.5%                 1.7%

Net other income includes interest income from the investment of available cash and net gains on our foreign currency transactions. This amount is offset by discounts earned by our customers on early payments and losses on disposals of fixed assets. Our interest income was $4,911,000, $4,256,000 and $2,195,000, and our net foreign currency transaction gains were $438,000, $1,426,000 and $2,119,000, in 1999, 1998 and 1997, respectively. Net other income for 1999 decreased as compared to 1998 primarily due to an increase in discounts earned by our customers on early payments to us and a decrease in gains on our foreign currency transactions. Net other income for 1998 increased as compared to 1997 primarily due to higher interest income and lower interest expense in 1998 as a result of increased cash and cash equivalents and reduced borrowings under credit facilities.

                                                                18  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Provision (Benefit)

(in thousands)                         1999       Change      1998      Change     1997
----------------------------------------------------------------------------------------
Income tax provision (benefit)        $16,723      113%      $7,852      N/A      $(1,437)
Effective tax rate                       28.0%                 30.0%                 30.0%

Our effective tax rate was 28.0% in 1999 and 30.0% in each of 1998 and 1997. The difference between our effective tax rates during these years and the 35% federal statutory tax rate was due primarily to benefits we received from the tax holiday status of our manufacturing operations in Malaysia, which expires in 2000. We intend to seek renewal of this tax holiday before its expiration but cannot assure that this renewal will be received. In fiscal 1999 we began using tax preferred investment vehicles for our cash equivalents to further reduce our effective tax rate. We expect an effective tax rate of 28% for our 2000 fiscal year.

Discontinued Operations
Discontinued operations in 1997 include the financial results of Netaccess, our subsidiary, which included remote access server and multi-port modem products sold to OEMs and through two-tier distribution channels. On June 30, 1997, we completed the sale of Netaccess resulting in a loss of $6,275,000, net of income tax benefit. Operating loss from discontinued operations, net of income taxes, for 1997 was $226,000.

Net Income
Net income and net income per diluted share for 1999, excluding acquisition-related costs and other nonrecurring charges, was $46,313,000 and $1.82, respectively, compared to $18,321,000 and $0.78, respectively, for 1998. Net income and net income per diluted share for 1999 was $43,004,000 and $1.69, respectively, compared to $18,321,000 and $0.78, respectively, for 1998.


                                  RISK FACTORS

We face the risk of being unable to remain competitive in the mobile information access industry.

   Companies in the PC, desktop LAN adapter and modem industries with greater name recognition and greater financial resources than us, have a significant presence in the PC Card adapter market, including, in particular, 3Com. As a result, we have faced significant competition in our industry. Actions by our competitors which continue to influence this competitive environment include price reductions, new product introductions, promotional efforts, and changes in the level of channel inventory. We expect competition to remain intense and as a result, we may lose some of our business to our competitors. Further, we believe that the market for our products will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels than earned from such products in the past.

We face the risk of being unable to compete if our manufacturing facility becomes unable to produce our products efficiently.

   Our manufacturing facility, located in Malaysia, produces all of our PC Card adapter products. We may be unable to achieve significant additional efficiencies from this facility. If we are unable to achieve additional cost reductions through increased production or manufacturing efficiencies we may be unable to keep pace with our competitors' cost or price reductions to an extent necessary to maintain or increase our market share without adversely affecting gross profit margins. In addition, interruptions in the supply of products could occur if we are unable to accurately forecast demand levels or react sufficiently rapidly to changes. This in turn could adversely affect future sales. We also face risks associated with maintaining production failures overseas, including management of a distant and remote manufacturing facility, currency fluctuations and potential instability in the local country. This is particularly of concern to us in light of recent economic and political uncertainty in Malaysia and in Asia generally.


                                                                 19 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We face the risk of declining margins resulting from changes in the mix of products we sell and in the types of customers to whom we sell.

   Certain of our products have lower gross profit margins than others. As a result, changes in our product mix could result in variations in overall gross profit margin. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a discussion of the relative margins of our different products. In addition, shipments to our OEM customers generally result in lower average selling prices and gross profit margins than sales made through our distribution partners. Furthermore, the increased percentage of revenue from OEM customers during fiscal 1999 as compared to fiscal 1998 has resulted in an increased concentration in our customer base. With this increased customer concentration, we have increased our dependency on a more limited number of customers at lower average selling prices and gross profit margins than sales made through our distribution partners. These trends may continue, as we anticipate a continuing increase in OEM revenues as a percentage of sales.

We face certain risks as a result of our international sales and manufacturing activities.

   Our sales may be subject to government controls and other risks such as:

 .  Federal restrictions on export;
 .  Export licenses;
 .  Trade restrictions;
 .  Changes in tariff and freight rates;
 .  Currency fluctuations; and,
 .  Political instability.

As a result of recent and potential factors such as currency fluctuations and economic instability impacting international markets, we could encounter difficulties in accessing new and existing international markets or experience increased credit risks. Such credit risks could include insolvency of customers or other impairments of customers' ability to repay amounts owed to us. These credit risks could also include insolvency of vendors or other impairments of vendors' ability to supply materials to us.

Foreign currency fluctuations could adversely affect our results.

   We do all our manufacturing at our facility in Malaysia and our European sales headquarters is located in Belgium. As a result, a significant portion of our operating expenses are currently denominated in the Malaysian ringgit and the Belgian franc. The majority of our international sales have been denominated in U.S. dollars in 1999 and prior fiscal years. However, beginning with fiscal year 2000, we expect that the majority of our international sales will be denominated in the Euro. We do not engage in foreign currency hedging transactions, although we do mitigate our operating expense exposure to some extent by purchasing in advance a portion of the currency expected to be needed for overseas operating expenses. Accordingly, our results of operations could be adversely affected as a result of foreign currency fluctuations. In particular, in September 1998, the Malaysian government fixed the exchange rate of the Malaysian currency at 3.8 ringgits per U.S. dollar. Any potential reversion to a floating exchange rate could have an adverse effect on our results of operations.

We face the risk of incurring unnecessary expenses if we are unable to accurately predict sales of our products.

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

                                                                20  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We face the risk of a reduction in our sales if we are unable to respond quickly to changes in demand for our products.

   Our net sales can be affected by changes in the quantity of products that our distributor and OEM customers maintain in their inventories. Due to steps we took beginning in the fourth quarter of fiscal 1997, we believe that our distribution partners carry relatively low quantities of our inventory compared to our competitors'. We also have taken steps, beginning in the second quarter of fiscal 1999, to reduce the levels of inventory maintained by our OEM customers. We believe that these actions enable us to react more quickly to changes in market demand. However, we may also be more directly and more rapidly affected by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite our efforts to reduce channel inventory exposure, distribution partners and OEM customers may still choose to reduce their inventories below current levels, which could cause a reduction in our net sales.

We face the risk of being unable to compete if we are not able to develop new products in a timely manner.

   Our continued success is dependent on our ability to continue to introduce new products with advanced features, functionality and solutions that our customers demand. We may not be able to continue to introduce new products on a timely basis that are accepted by the market, or that sell through to end users in quantities sufficient to make the products viable for the long-term. Sales of our new products may negatively impact sales of existing products. In addition, we may have difficulty establishing our products' presence in markets where we do not currently have significant brand recognition.

We face the risk of being unable to manufacture our products because we are dependent on a limited number of qualified suppliers for our components.

   Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture our products may fluctuate. Because some components, including custom chipsets, are available from sole suppliers, we risk having an inadequate supply of components due to a number of factors, including:

 .  Supplier manufacturing constraints;
 .  Excess of demand versus supply;
 . National political or economic changes; and, . Other risks not within our control.

Although we have not experienced any significant parts shortages over the past year, many components we use require long-lead purchase orders thereby limiting our flexibility to change order quantities in the event of changes in demand. Any supply source interruptions, limitations on availability, or inability to develop alternative sources as needed could adversely affect our ability to deliver products and, in turn, our future earnings.

                                                                21  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We face the risk that rapid technological changes and short product life cycles in our industry could harm our business.

   Rapid technological change and short product life cycles characterize the industry in which we operate. The industry includes competitors with greater financial and technical resources than us, including, in particular, 3Com.
While we have historically been successful in developing or integrating leading technology into our products, ongoing investment in research and development is required for us to maintain our technological position. We may need to increase the rate of such investment depending on competitive factors, and we may not be able to innovate as quickly as our competitors.

   If networking capability is included in extension modules to PCs or in the PC itself, it could result in a reduction in the demand for add-on networking devices. Our operating results and ability to retain our market share are also dependent on continued growth in the underlying markets for notebook networking products, and notebook computers, and the notebook-to-network connection rate.

We face the risk that we could become involved in intellectual property disputes and may be unable to enforce our intellectual property rights.

   We may not be able to protect our intellectual property adequately through patent, copyright, trademark and other protection. For example, patents issued to us may not be upheld as valid if litigation over the patent were initiated. If we are unable to protect our intellectual property adequately, it could allow competitors to duplicate our technology or may otherwise limit any competitive technological advantage we may have. Because of the rapid pace of technological change in the communications industry we believe our success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of our proprietary rights. However, we will aggressively assert our intellectual property rights when necessary.

   With the proliferation of new products and rapidly changing technology in the mobile information access market, there has been a significant volume of patents or similar intellectual property rights held by third parties. Given the nature of our products and development efforts, there are risks that claims associated with such patents or intellectual property rights could be asserted against us by third parties. These risks include the cost of licensing or designing around a given technology. If a claimant refuses to offer such a license on terms acceptable to us, there is a risk of incurring substantial litigation or settlement costs regardless of the merits of the allegations. In the event of litigation, if we do not prevail we may be required to pay significant damages and/or to cease sales and production of infringing products.

   We currently use software licensed from third parties in certain of our Combo, modem-only and Token Ring products. Our operating results could be adversely affected by a number of factors relating to this third-party software, including:

 .  Failure by a licensor to accurately develop, timely introduce, promote or support the software;
 .  Delays in shipment of our products;
 .  Excess customer support or product return costs experienced by us due to errors in licensed software; or,
 .  Termination of our relationship with such licensors.

We face the risk of being unable to attract and retain qualified managerial and other skilled personnel.

   Our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified managerial, technical and sales personnel.
Because our future success is dependent on our ability to manage effectively the enhancement and introduction of existing and new products and the marketing of such products, we are particularly dependant on our ability to identify, attract, motivate and retain qualified managers, engineers and salespersons.
The loss of the services of a significant number of our engineers or sales people or one or more of our senior officers or managers could be disruptive to our development efforts or business relationships and could seriously harm our business.

                                                                22  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We face the risk of being unable to integrate effectively processes, products or businesses that we create or acquire.

   The recent acquisition of Entrega and certain assets of the Rex product line, including intellectual property, inventory and fixed assets, from Franklin Electronic Publishers must be integrated with our existing business structure. If we fail to integrate Entrega and the Rex assets within our business effectively or fail to do so with acquisitions that we have made in the past or may make in the future, we may face disruptions to our business activities and our business may be seriously harmed.

We face the risk of being unable to renew our tax holiday status in Malaysia.

   We have received tax holiday status on our manufacturing operations in Malaysia. Under this tax holiday, the earnings of our manufacturing subsidiary are not taxable in Malaysia. This tax holiday expires in 2000, and we cannot be assured that we will be able to renew or extend this tax holiday.

We face the risk that Year 2000 compliance issues could harm our business.

   The Year 2000 issue is the result of computer programs and hardware using two digits rather than four to define the applicable year. Such computer programs and hardware may have date-sensitive software or embedded chips that always assume the century is "19". This could cause miscalculations or failure in our affected information systems and/or manufacturing equipment. Such system miscalculations or failure could disrupt our business operations by, for example, causing a temporary inability to process transactions or engage in our normal business activities. Such disruptions may also occur if our key suppliers or customers experience disruptions in their ability to transact with us due to Year 2000 issues.

   Products

   We have reviewed and tested our PC Card, PortStation port expansion system, and Rex products and believe they do not present any Year 2000 issues. Products associated with the Entrega acquisition had been tested independently by Entrega prior to our acquisition. Pursuant to that testing, Entrega had issued its own statement on Year 2000 readiness of its products, in which Entrega noted that its products were found to be fully Year 2000 compliant. In addition, as part of our acquisition of the Rex product line, we have, where applicable, secured representations, warranties, and/or certifications of Year 2000 compliance from key suppliers of operating software contained in such products, and from parties selling products to us for our resale. We do not believe any of our products will present any Year 2000 issues. All of our products are used primarily as accessories to, and operate in dependence upon, related systems. The related systems may themselves contain or demonstrate Year 2000 issues. We do not believe that any such Year 2000 issues in such systems are or may be attributable to our products.

                                                                23  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Internal IT and Non-IT Systems

   In relation to our internal systems, our plan to manage the Year 2000 issue has involved four phases: inventory/assessment, remediation, testing, and contingency planning.

   During late fiscal 1998 through early fiscal 1999, we performed our inventory/assessment phase which analyzed the major information systems that could be significantly affected by the Year 2000 issue and we engaged personnel and resources to resolve potential issues. Through this initial analysis, we concluded that the Year 2000 issue could be mitigated with respect to our internal information systems and manufacturing equipment with modifications or replacements of certain existing software and hardware where necessary or advisable. Based on our analysis, we determined that we would be required to modify or replace certain portions of our internal hardware and software so that those systems would properly use dates beyond December 31, 1999.

   Our inventory/assessment plan for both information technology ("IT") and non-IT systems is essentially completed. As part of the inventory/assessment phase, we initiated communications to create awareness, both internally and externally, of the need to identify Year 2000 issues and the risks the issues create. We have collected and analyzed inventories of systems, equipment, and processes from our global locations. Based on our inventory/assessment phase, most of our significant systems were determined to be Year 2000 compliant. The inventory/assessment indicated, however, that our customer interaction system could be affected. This system was successfully replaced with a Year 2000 compliant system in May 1999 as part of the remediation phase of our project noted below.

   The remediation phase involves reprogramming or replacing inventoried items. We have completed the remediation phase with respect to our internal systems' (IT and non-IT) Year 2000 exposure. Remediation of all systems classified as "mission critical" was completed by March 31, 1999 and remediation of all systems classified as "priority" was completed by June 30, 1999. Remediation of the remaining systems, classified as "low impact", was completed by September 30, 1999.

   The testing phase included defining test plans, establishing appropriate test environments, developing test cases, performing testing with appropriate personnel, and certifying/documenting the results. The certification process entailed having applicable in-house subject matter experts (i.e. functional managers) review test results, including computer screens and printouts, against pre-established criteria to ensure system(s) compliance. Additionally, in relation to equipment used in our manufacturing lines, we engaged qualified personnel from the applicable equipment manufacturer to perform run time on-site testing in our manufacturing facility of the given manufacturer's equipment. Services performed by such equipment manufacturer personnel included installation of any applicable patches, upgrades, or other modifications, if any, as necessary to ensure full Year 2000 compliance on the applicable manufacturer's equipment. As of September 30, 1999, our testing phase was substantially completed.

   We are developing a contingency plan for organizing responses in case of shutdown of certain of our critical applications due to Year 2000 issues. This contingency plan involves, among other things, IT and non-IT systems and external systems. In addition, we have initiated plans to secure certain contingent levels of key materials and components for stocking purposes near the end of calendar year 1999. These efforts are intended to provide for any unanticipated disruption in the supply chain affecting suppliers of designated critical components. We believe that the most likely worst case of a Year 2000-related failure within systems we manage, given our state of readiness today, would be a temporary (i.e. recoverable and correctable) loss of 10% of our internal IT capability with no material impact on our ability to conduct normal revenue-generating operations.

   External relationships

   Our global operations rely heavily on the infrastructures within the countries in which they do business. The Year 2000 readiness within infrastructure suppliers (utilities, government agencies, and shipping organizations) will be crucial to our ability to avoid disruption of operations.

   We have queried our significant suppliers regarding their Year 2000 readiness. To date, we are not aware of any such significant supplier with a Year 2000 issue that would materially affect our operating results. While we have no means of ensuring that all of our significant suppliers will be Year 2000 ready, we performed secondary evaluations, of our most critical suppliers including site visits where deemed necessary, and found no Year 2000 issues that we believe would lead to an interruption of our manufacturing schedules. We could be materially impacted if our significant suppliers are unable to resolve their Year 2000 issues in a timely fashion. The adverse effect on us of non-compliance by these parties could adversely affect us.

Costs

We have used both internal and external resources to replace, test and implement IT and non-IT systems needing Year 2000 modifications. The total cost of the Year 2000 project has been approximately $1.4 million and was funded by cash flows from operations. Of the amounts incurred, approximately $660,000 was expensed and $702,000 was capitalized for new software. As our Year 2000 efforts are substantially complete, we do not expect to incur significant future costs related to this project.

                                                                24  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
As of September 30, 1999 we had $134.3 million in cash and cash equivalents.
Our continuing operating activities provided cash of approximately $66.1 million in 1999, primarily due to net income and increases in accounts payable and other accrued liabilities, partially offset by increases in accounts receivable, inventories and other current assets. Income taxes payable increased primarily due to the timing of payments for income taxes. Accounts payable and other accrued liabilities increased primarily due to the timing of payments for component inventory purchases. Accounts receivable increased due to higher fourth quarter net sales in 1999 versus that of 1998. Other current assets increased due to a deposit paid during fiscal 1999 for securing contingent rights to use certain intangible assets. Our use of these rights was contingent upon approval of the transfer of these rights by the court having jurisdiction over the assets. In September 1999 the court denied such approval and we became entitled to a refund of the deposit, which was received in October 1999.

We used $42.0 million in cash in investing activities in 1999, primarily for capital expenditures and for an acquisition. The capital expenditures were for the purchase of manufacturing equipment for use in our Penang, Malaysia facility, information systems hardware and software, and equipment for increased headcount. We used $13.3 million in cash to acquire the Rex product line from Franklin Electronic Publishers Incorporated. We have no material fixed commitments and do not expect an increase in the rate of capital expenditures in the normal course of business during fiscal 2000.

Our financing activities provided $4.3 million in cash in 1999, primarily for the repurchase of capital stock offset by the issuance of capital stock through our stock option and employee stock purchase plans. On February 18, 1999, Intel Corporation exercised its warrant to purchase additional shares of our common stock. Under the terms of the warrant agreement, Intel elected to receive 514,314 shares at no additional cost in lieu of purchasing 1,509,903 shares at an exercise price of $27.01. Concurrent with the warrant exercise, we repurchased 514,314 shares of common stock held by Intel for a total price of $19.8 million, or $38.45 per share. We generated cash of $15.6 million from the issuance of capital stock through our stock option and employee stock purchase plans.

We have a bank credit facility for borrowings up to $25.0 million. Loans under the agreement are secured by all of our U.S.-based assets. The agreement expires in December 2000. We also have credit facilities totaling $5.3 million, denominated in Malaysian ringgits, with banks in Malaysia. We had no borrowings outstanding and approximately $30.3 million in borrowings available under our credit facilities as of September 30, 1999.

We announced on November 5, 1999 our intention to file a registration statement with the Securities and Exchange Commission for an underwritten public offering of approximately 3,500,000 shares of Common Stock. In the announcement, we indicated that we plan to file the registration statement during November

                                                                25  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1999. Proceeds of the offering would be used for general corporate purposes and potentially for acquisition opportunities that may arise in the future.

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

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Disclosures
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

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

Since the majority of our sales are denominated in U.S. dollars, our foreign operations are net payers of currencies other than the U.S. dollar, particularly the Malaysian ringgit and the Belgian franc. As such, our operating results may be adversely affected by the impacts of a stronger Malaysian ringgit or Belgian franc relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on our foreign currency based expenses, we purchase and hold Malaysian ringgits and Belgian francs in advance of the due date of the underlying obligations. We do not otherwise engage in any foreign currency risk hedging activity.

                                                                26  XIRCOM, INC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Xircom, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
  Fiscal Years Ended September 30                                       1999                 1998               1997
----------------------------------------------------------------------------------------------------------------------
Net sales                                                             $408,890             $276,056           $184,575

Cost of sales                                                          228,943              178,426            126,300
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                           179,947               97,630             58,275

  Research and development expenses                                     23,487               15,968             12,799
  Sales and marketing expenses                                          81,485               49,882             43,012
  General and administrative expenses                                   12,983                9,857              8,259
  In-process research and development and
   other nonrecurring charges                                            4,596                    -              2,163
----------------------------------------------------------------------------------------------------------------------

Total operating expenses                                               122,551               75,707             66,233
----------------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing operations                      57,396               21,923             (7,958)
Other income, net                                                        2,331                4,250              3,172
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before
 income taxes                                                           59,727               26,173             (4,786)
Income tax provision (benefit)                                          16,723                7,852             (1,437)
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                43,004               18,321             (3,349)
Discontinued operations:
  Operating loss, net of income taxes                                        -                    -               (226)
  Loss on disposal, net of income taxes                                      -                    -             (6,275)
----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                     $ 43,004             $ 18,321           $ (9,850)
----------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share:
  Continuing operations                                               $   1.80             $    .80           $   (.16)
  Discontinued operations                                                    -                    -               (.30)
----------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                   $   1.80             $    .80           $   (.46)
----------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share:
  Continuing operations                                               $   1.69             $    .78           $   (.16)
  Discontinued operations                                                    -                    -               (.30)
----------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                                   $   1.69             $    .78           $   (.46)
----------------------------------------------------------------------------------------------------------------------

See accompanying notes                                          27  XIRCOM, INC.

Xircom, Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)
  September 30                                                                             1999               1998
--------------------------------------------------------------------------------------------------------------------
Assets

Current assets:
   Cash and cash equivalents                                                             $134,294           $105,796
   Accounts receivable, net of allowances for sales returns and
    bad debts of $11,201 ($8,492 in 1998)                                                  36,832             29,280
   Income tax receivable                                                                      300                285
   Inventories                                                                             20,840             16,121
   Deferred income taxes                                                                   15,195             11,659
   Prepaid expenses and other current assets                                                9,447              4,874
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                      216,908            168,015

Property and equipment, net                                                                39,864             26,730
Other assets                                                                               12,546                479
--------------------------------------------------------------------------------------------------------------------

Total assets                                                                             $269,318           $195,224
--------------------------------------------------------------------------------------------------------------------

Liabilities and shareholders' equity

Current liabilities:
   Accounts payable                                                                      $ 27,824           $ 17,269
   Accrued liabilities                                                                     39,743             28,813
   Accrued income taxes                                                                     3,952              3,308
--------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                  71,519             49,390
Deferred income taxes                                                                      13,660              9,116
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, 2,000,000 shares authorized, none issued                                    -                  -
   Common Stock, $.001 par value, 50,000,000 shares authorized;
    24,297,420 shares outstanding at September 30, 1999
    (23,081,374 in 1998)                                                                       24                 23
   Paid-in capital                                                                        150,278            145,862
   Retained earnings (accumulated deficit)                                                 33,837             (9,167)
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                184,139            136,718
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                               $269,318           $195,224
--------------------------------------------------------------------------------------------------------------------

See accompanying notes                                          28  XIRCOM, INC.

Xircom, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                     Retained
                                             Common Stock                            Earnings
                                           -----------------     Paid-in           (Accumulated
(In thousands)                             Shares     Amount     Capital             Deficit)       Total
----------------------------------------------------------------------------------------------------------
Balance at September 30, 1996              19,731       $20     $ 83,221             $(17,638)    $ 65,603
Issuance of Common Stock                    2,516         3       51,358                    -       51,361
Issuance of Common Stock under
 Employee Stock Purchase Plan                 125         -        1,259                    -        1,259
Exercise of stock options                     450         -        4,050                    -        4,050
Tax benefit related to employee stock
 options                                        -         -        1,062                    -        1,062
Repurchase of Common Stock, net              (150)        -          (58)                   -          (58)
Net loss                                        -         -            -               (9,850)      (9,850)
----------------------------------------------------------------------------------------------------------

Balance at September 30, 1997              22,672        23      140,892              (27,488)     113,427
Issuance of Common Stock under
 Employee Stock Purchase Plan                 160         -        1,370                    -        1,370
Exercise of stock options                     249         -        2,688                    -        2,688
Tax benefit related to employee stock
 options                                        -         -          912                    -          912
Net income                                      -         -            -               18,321       18,321
----------------------------------------------------------------------------------------------------------

Balance at September 30, 1998              23,081        23      145,862               (9,167)     136,718
Issuance of Common Stock under
 Employee Stock Purchase Plan                 123         -        2,066                    -        2,066
Repurchase of Common Stock                   (514)        -      (19,775)                   -      (19,775)
Exercise of stock warrants                    514         -            -                    -            -
Exercise of stock options                   1,093         1       13,492                    -       13,493
Tax benefit related to employee stock
 options                                        -         -        8,549                    -        8,549
Compensation expense related to stock
 options                                        -         -           84                    -           84
Net income                                      -         -            -               43,004       43,004
----------------------------------------------------------------------------------------------------------

Balance at September 30, 1999              24,297       $24     $150,278             $ 33,837     $184,139
----------------------------------------------------------------------------------------------------------

See accompanying notes                                          29  XIRCOM, INC.

Xircom, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
Fiscal Years Ended September 30                                         1999                  1998                 1997
------------------------------------------------------------------------------------------------------------------------
Operating activities
Net income (loss) from continuing operations                          $ 43,004              $ 18,321            $ (3,349)
Adjustments to derive cash flows from continuing
 operating activities:
  Depreciation and amortization                                         13,658                 7,955               6,499
  Deferred income taxes                                                  1,008                 4,053               2,043
  Foreign currency exchange gains, net                                    (438)               (1,426)             (2,119)
  In-process research and development and other
   nonrecurring charges                                                  4,596                     -               2,163
  Loss on disposal of fixed assets                                         320                   153                 320
  Other                                                                     85                     3                   -
  Changes in assets and liabilities, net of the effect of
   acquisitions and disposition:
    Accounts receivable                                                 (9,547)              (18,383)             14,109
    Income tax receivable                                                  (15)                4,721              (2,354)
    Inventories                                                         (1,810)               12,841             (15,191)
    Prepaid expenses and other current assets                           (4,573)               (2,398)                854
    Accounts payable and accrued liabilities                            19,186                17,709               1,996
    Income taxes payable                                                   644                 2,363                (121)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by continuing operating activities                    66,118                45,912               4,850
Net cash used in discontinued operating activities                           -                     -              (5,984)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     66,118                45,912              (1,134)

Investing activities
Purchases of property and equipment                                    (26,855)              (17,964)             (6,437)
Proceeds from sale of fixed assets                                         113                   203                  35
(Increase) decrease in other assets                                     (1,960)                  107                 (17)
Proceeds from sale of Netaccess, Inc.                                        -                     -              11,000
Cash paid for acquisition                                              (13,250)                    -              (1,463)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing investing                    (41,952)              (17,654)              3,118
 activities
Net cash used in discontinued investing activities                           -                     -                (501)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                    (41,952)              (17,654)              2,617

Financing activities
Proceeds from issuance of common stock                                  15,558                 4,058              56,612
Tax benefit related to employee stock options                            8,549                   912               1,062
Repurchase of Common Stock                                             (19,775)                    -                   -
Proceeds from issuance of debt obligations                                   -                     -                 960
Repayment of debt obligations                                                -                (2,541)             (6,385)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                4,332                 2,429              52,249

Net increase in cash and cash equivalents                               28,498                30,687              53,732
Cash and cash equivalents at beginning of period                       105,796                75,109              21,377
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                            $134,294              $105,796            $ 75,109
------------------------------------------------------------------------------------------------------------------------

See accompanying notes                                          30  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated financial statements include the accounts of Xircom, Inc. (the "Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Business
The Company designs, develops, manufactures, markets and supports products that enable users to connect mobile and remote notebook and handheld computers to corporate networks, the Internet, intranets and other online resources from a variety of locations.

Reclassifications
Certain reclassifications of previously reported amounts have been made to conform to the current year's presentation.

Cash and cash equivalents
All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest which approximates market value. Beginning in 1999, the Company changed its investment strategy and began investing its excess cash balances primarily in tax preferred investment vehicles. Interest income totaled $4,911,000, $4,256,000 and $2,195,000 for fiscal 1999, 1998 and 1997, respectively, and is included in Other income, net in the accompanying Consolidated Statements of Operations.

Concentration of credit risk
The Company sells its products primarily through two-tier distributors or original equipment manufacturers. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material bad debts or collection problems. As of September 30, 1999 and 1998, three customers accounted for a total of 35% and 34%, respectively, of total trade accounts receivable. The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair value.

Inventories
Inventories are carried at the lower of cost (determined on a first-in, first-out basis) or market.

Property and equipment
Property and equipment is stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the assets, ranging from one to ten years. Leasehold improvements are amortized using the straight-line method over the term of the related lease or the useful life of the asset, whichever is shorter.

Revenue recognition
The Company recognizes revenue from product sales when shipped. The Company makes a provision for the estimated amount of product returns or credits that may occur under these contracts in the period of sale and has a policy of reserving channel inventory held by its customers in excess of one month supply. The Company also has contractual agreements that permit distributors and dealers to return products or receive price protection credits under certain circumstances. The Company generally provides a lifetime limited warranty against defects in the hardware component and a two-year limited warranty on the software component of its network adapters and modem products. The Company makes provisions for these costs in the period of sale. In addition, the Company provides telephone support to purchasers of its products as needed to assist them in installation or use of the products.

                                                                31  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Licensing agreements
The Company has entered into agreements with third parties to license software and hardware that is incorporated into or sold with certain of the Company's products. Royalties associated with such licenses are accrued and expensed as cost of goods sold when the products are shipped.

Research and development
Research and development costs are expensed as incurred.

Advertising costs
The Company expenses advertising costs as incurred. Advertising expense, net, totaled $9,758,000, $3,860,000 and $4,753,000 for fiscal 1999, 1998 and 1997, respectively.

Nonrecurring charges
In the fourth quarter of fiscal 1999, the Company recorded a charge to operations of $2,364,000 ($1,702,000, net of tax benefit) for future operating lease payments related to facilities it will vacate, and a charge of $2,232,000 ($1,607,000, net of tax benefit) for the write-off of in-process research and development in connection with the purchase of the Rex product line (see Note Thirteen). The total lease payment accrual is net of estimated sublease income and does not include any period in which the Company will continue to occupy the facility.

In fiscal 1997, the Company recorded a charge to operations of $2,163,000 ($1,514,000, net of tax benefit) for the write-off of in-process research and development in connection with the purchase of certain assets from Angia Communications, Inc. (see Note Thirteen).

Foreign currency exchange gain
The functional currency of the Company's foreign subsidiaries is the U.S. dollar. The majority of the Company's sales are denominated in U.S. dollars. Net gains from foreign currency transactions and re-measurement totaled $438,000, $1,426,000 and $2,119,000 for fiscal 1999, 1998 and 1997, respectively, and are recognized currently in the Consolidated Statements of Operations.

Earnings per share
Basic earnings per share is calculated using the weighted average common shares outstanding for the period, and excludes dilutive securities. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. The weighted average number of shares used for basic and diluted earnings per share were as follows:

Fiscal Years Ended September 30                                        1999                 1998               1997
----------------------------------------------------------------------------------------------------------------------
Weighted average number of shares--basic                            23,895,000           22,834,000         21,560,000
Effect of dilutive securities:
  Employee stock options                                             1,432,000              508,000                  -
  Warrant                                                               86,000                    -                  -
----------------------------------------------------------------------------------------------------------------------
 Diluted                                                            25,413,000           23,342,000         21,560,000
----------------------------------------------------------------------------------------------------------------------

Certain shares issuable under stock options in fiscal 1999, 1998 and 1997, and warrants of 1,509,903 in fiscal 1998 and 1997 have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

                                                                32  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effects of recent accounting pronouncements
In June 1997, Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131") was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers, as presented in Notes One and Eleven. Based on the provisions of SFAS 131 and the manner in which management analyzes its business, the Company has determined that it has two separately reportable operating segments, as presented in Note Eleven.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1, which was adopted as of the beginning of fiscal 1999, requires capitalization of certain costs incurred in connection with developing or obtaining internal use software. The Company's previous accounting policy for internal use software was generally consistent with the requirements of SOP 98-1. Accordingly, the adoption of SOP 98-1 did not have a significant impact on the Company's operating results or financial position.

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued, which the Company is required to adopt effective October 1, 2000. Subsequently, Statement No. 137, Accounting for Derivative Instruments and Hedging Activities- -Deferral of the Effective Date of FASB Statement No. 133 was issued, which deferred the effective date of SFAS 133 for one year. SFAS 133 will require the Company to record all derivatives as assets or liabilities at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The effect of adopting SFAS 133 is currently being evaluated, however, the Company does not believe the effects of adoption will be material to its financial position or results of operations.

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

Stock options
Employee stock options are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." See Note Eight.

                                                                33  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE TWO: DISCONTINUED OPERATIONS
On March 31, 1997, the Company decided to discontinue its multi-port modem and remote access server business, and on June 30, 1997, completed the sale of Netaccess, Inc. ("Netaccess"), its remote access server subsidiary. Proceeds of the sale were $11,000,000. Net sales of discontinued operations were $13,185,000 for the year ended September 30, 1997. The accompanying financial statements have been prepared to reflect the historical results of operations and cash flows of Netaccess as discontinued operations for all periods presented. See Note Nine for cash flow information for the discontinued operations.

NOTE THREE: INVENTORIES
Inventories consist of the following (in thousands):

September 30                                                                                   1999               1998
----------------------------------------------------------------------------------------------------------------------
Finished goods                                                                              $12,139            $ 4,165
Sub-assemblies                                                                                  492              1,092
Work-in-process                                                                               3,578              5,383
Component parts                                                                               4,631              5,481
----------------------------------------------------------------------------------------------------------------------
                                                                                            $20,840            $16,121
----------------------------------------------------------------------------------------------------------------------

NOTE FOUR: PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

September 30                                                                                   1999                1998
-----------------------------------------------------------------------------------------------------------------------
Land                                                                                       $  1,300            $    541
Building and improvements                                                                     4,709               3,925
Leasehold improvements                                                                        6,873               6,235
Equipment                                                                                    53,024              34,082
Furniture and fixtures                                                                        4,671               3,676
-----------------------------------------------------------------------------------------------------------------------
                                                                                             70,577              48,459
Less accumulated depreciation and amortization                                              (30,713)            (21,729)
-----------------------------------------------------------------------------------------------------------------------
                                                                                           $ 39,864            $ 26,730
-----------------------------------------------------------------------------------------------------------------------

NOTE FIVE: ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

September 30                                                                                   1999               1998
----------------------------------------------------------------------------------------------------------------------
Payroll and related benefits                                                                $ 8,420            $ 6,828
Warranty reserve                                                                              8,751              6,225
Accrued marketing costs                                                                       6,162              5,567
Other                                                                                        16,410             10,193
----------------------------------------------------------------------------------------------------------------------
                                                                                            $39,743            $28,813
----------------------------------------------------------------------------------------------------------------------

NOTE SIX: BANK BORROWINGS
The Company has a credit facility with a bank for borrowings up to $25,000,000 at the prime rate or at a LIBOR-based rate. Loans under the agreement are secured by all U.S.-based assets of the Company. The agreement expires in December 2000. As of September 30, 1999, there were no borrowings outstanding

                                                                34  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

under the agreement. The Company has credit facilities, denominated in Malaysian ringgit, with other banks that permit borrowings of up to $5,300,000 under bankers acceptance agreements at the banks' prevailing market rate, and on a revolving credit and term loan basis at the banks' reference rate plus 1.0% (7.8% as of September 30, 1999). As of September 30, 1999, no amounts were outstanding under these credit facilities.

The Company had approximately $30,271,000 available under its credit facilities as of September 30, 1999. Interest expense totaled $9,000, $56,000 and $478,000 for fiscal 1999, 1998 and 1997, respectively, and is included in Other income, net.

NOTE SEVEN: INCOME TAXES
The income tax provision (benefit) includes the following (in thousands):

Fiscal Years Ended September 30                                           1999                  1998                1997
------------------------------------------------------------------------------------------------------------------------
Current:
 Federal                                                              $ 12,164                $  441             $(3,785)
 State                                                                   1,627                   351                   -
 Foreign                                                                 3,440                 2,516                 945
------------------------------------------------------------------------------------------------------------------------
                                                                        17,231                 3,308              (2,840)
Deferred:
 Federal                                                                 1,515                 4,544               1,403
 State                                                                     447                   752              (1,754)
 Valuation allowance                                                    (2,470)                 (752)              1,754
------------------------------------------------------------------------------------------------------------------------
                                                                          (508)                4,544               1,403
------------------------------------------------------------------------------------------------------------------------
                                                                      $ 16,723                $7,852             $(1,437)
------------------------------------------------------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

September 30                                                                                   1999                1998
-----------------------------------------------------------------------------------------------------------------------
Book reserves not deductible for tax                                                       $ 14,632            $ 11,302
Book in excess of tax depreciation                                                            1,517               1,246
Net operating loss carryforward and credit                                                        -               3,155
-----------------------------------------------------------------------------------------------------------------------
 Total deferred tax asset                                                                    16,149              15,703
Valuation allowance                                                                               -              (2,470)
-----------------------------------------------------------------------------------------------------------------------
 Deferred tax asset, net                                                                     16,149              13,233
-----------------------------------------------------------------------------------------------------------------------
Foreign operations                                                                          (12,489)             (9,662)
Other                                                                                          (609)             (1,028)
-----------------------------------------------------------------------------------------------------------------------
 Total deferred tax liabilities                                                             (13,098)            (10,690)
-----------------------------------------------------------------------------------------------------------------------
 Net deferred tax asset                                                                    $  3,051            $  2,543
-----------------------------------------------------------------------------------------------------------------------

Balance sheet classification of the net deferred tax asset is as follows (in thousands):

September 30                                                                                   1999                1998
-----------------------------------------------------------------------------------------------------------------------
Current deferred tax asset                                                                 $ 15,195            $ 11,659
Noncurrent deferred tax asset, included in Other assets                                       1,516                   -
Noncurrent deferred tax liability                                                           (13,660)             (9,116)
-----------------------------------------------------------------------------------------------------------------------
                                                                                           $  3,051            $  2,543
-----------------------------------------------------------------------------------------------------------------------

                                                                35  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In prior years, the Company established a valuation allowance against its state net operating loss carryforwards to reflect the uncertainty of realizing such deferred tax assets. In fiscal 1998, the valuation allowance was reduced due to the realization of certain of these loss carryforwards. In fiscal 1999, the remainder of the loss carryforwards was realized and, accordingly, the related valuation allowance of $2,470,000 was eliminated. A reconciliation of the provision (benefit) for income taxes with the tax (benefit) computed by applying the 35% federal statutory tax rate is as follows (in thousands):

Fiscal Years Ended September 30                                           1999                   1998                1997
-------------------------------------------------------------------------------------------------------------------------
Computed expected tax (benefit)                                       $ 20,905                $ 9,160             $(1,675)
State income taxes, net of federal benefit                               1,272                    227                   -
Research and development credit                                           (832)                (1,082)                  -
Foreign operations                                                      (1,302)                   280                (566)
Valuation allowance on deferred tax asset                               (2,470)                  (793)                680
Tax exempt interest income                                                (936)                     -                   -
Other                                                                       86                     60                 124
-------------------------------------------------------------------------------------------------------------------------
                                                                      $ 16,723                $ 7,852             $(1,437)
-------------------------------------------------------------------------------------------------------------------------

At September 30, 1999, foreign earnings of $40,382,000 have been retained indefinitely by subsidiary companies for reinvestment, on which no additional U.S. tax has been provided. If repatriated, additional taxes of approximately $13,766,000 on these earnings, net of available foreign tax credit carryforwards, would be due. The Company has tax holiday status on its operations in Malaysia, which expires in 2000. Income before income taxes for all foreign operations was $23,837,000, $17,337,000 and $12,282,000 for fiscal 1999, 1998 and 1997, respectively.

NOTE EIGHT: COMMON STOCK AND RELATED PLANS
The Company's Stock Option Plan (1992 Plan), as amended, authorizes a total of up to 7,500,000 shares of Common Stock for issuance as either incentive stock options with exercise prices which may not be less than fair market value at the date of grant, or nonqualified stock options. The options generally vest over three to four years and have terms of five to seven years. The 1992 Director Stock Option Plan (Director Plan) provides for the grant of nonqualified options for a total of up to 725,000 shares of Common Stock to non-employee members of the Board of Directors. The options are granted at fair market value as of the date of grant and vest over a four-year period. The 1995 Stock Option Plan authorizes a total of up to 1,049,857 shares of Common Stock for issuance as nonqualified stock options with vesting rights similar to the 1992 Plan. The Patent Award Stock Option Plan authorizes a total of up to 250,000 shares of Common Stock for issuance as nonqualified stock options with vesting periods similar to the 1992 Plan. As of September 30, 1999, the Company had 1,229,090 shares of common stock available for future grant under its stock option plans. Information regarding stock options outstanding as of September 30, 1999 is as follows:

                                                     Options Outstanding                                 Options Exercisable
                                     -----------------------------------------------------           -----------------------------
                                                                                 Weighted-
                                                              Weighted-            Average                               Weighted-
                                                                Average          Remaining                                 Average
                                                               Exercise        Contractual                                Exercise
                                              Shares              Price       Life (Years)               Shares              Price
----------------------------------------------------------------------------------------------------------------------------------
Under $14.00                               1,538,410             $11.44               4.43              619,340             $11.30
$14.00-$25.00                              2,044,185             $18.88               6.01              166,437             $15.85
Over $25.00                                  877,553             $34.11               6.99                7,180             $27.08

                                                                36  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 1999, 1998 and 1997, stock options to purchase 792,957, 1,002,368 and 568,030 shares were exercisable at weighted average exercise prices of $12.40, $12.52 and $11.32, respectively. The following table is a summary of activity for the Company's stock option plans:

                                                                                            Option price per share
                                                                                  -----------------------------------------
                                                            Number of                                             Weighted-
                                                               shares                Low            High            Average
---------------------------------------------------------------------------------------------------------------------------
Outstanding at October 1, 1996                              2,319,494             $ 1.29          $17.13             $11.04
  Granted                                                   1,428,900             $ 8.63          $29.00             $14.17
  Exercised                                                  (449,493)            $ 1.29          $15.50             $ 9.01
  Canceled                                                   (593,777)            $ 1.86          $29.00             $13.42
---------------------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1997                           2,705,124             $ 7.63          $27.75             $12.48
  Granted                                                   1,514,200             $ 9.00          $26.00             $12.42
  Exercised                                                  (249,516)            $ 7.63          $20.25             $10.78
  Canceled                                                   (380,586)            $ 8.63          $27.75             $12.42
---------------------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1998                           3,589,222             $ 8.63          $27.75             $12.57
  Granted                                                   2,437,420             $17.50          $46.94             $25.18
  Exercised                                                (1,093,177)            $ 8.63          $27.75             $12.34
  Canceled                                                   (473,317)            $ 9.06          $35.31             $13.77
---------------------------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1999                           4,460,148             $ 8.63          $46.94             $19.31
---------------------------------------------------------------------------------------------------------------------------

The Company's 1994 Employee Stock Purchase Plan (ESPP) allows employees to purchase Common Stock of the Company, through payroll deductions, at 85% of the market value of the shares at the beginning or end of the offering period, whichever is lower. The plan provides for the grant of rights to employees to purchase up to a total of 1,400,000 shares of common stock. As of September 30, 1999, 818,627 shares were available for issuance under this plan. Information regarding shares issued under the plan is as follows:

                                                                                                  Price per share
                                                                                             -------------------------
                                                                           Number of
Fiscal Years Ended September 30                                        shares issued             Low              High
----------------------------------------------------------------------------------------------------------------------
1999                                                                         122,869          $14.66            $19.13
1998                                                                         160,036          $ 8.50            $ 8.61
1997                                                                         124,782          $ 7.86            $14.45

Had the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted after September 30, 1995, its net income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share amounts):

Fiscal Years Ended September 30                                           1999                   1998                1997
-------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $ 43,004               $ 18,321            $ (9,850)
Pro forma stock compensation expense, net                               (6,638)                (3,495)             (2,056)
-------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)                                           $ 36,366               $ 14,826            $(11,906)
-------------------------------------------------------------------------------------------------------------------------
Pro forma basic earnings (loss) per share                             $   1.52               $    .65            $   (.55)
-------------------------------------------------------------------------------------------------------------------------
Pro forma diluted earnings (loss) per share                           $   1.47               $    .65            $   (.55)
-------------------------------------------------------------------------------------------------------------------------

                                                                37  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income (loss) for fiscal 1999, 1998 and 1997 is not representative of the pro forma effect on net income (loss) in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in succeeding years.

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 5.04%, 5.55% and 6.10%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock from .60 to .67; and expected life of the options of 4 years. These assumptions resulted in weighted-average fair values of $13.75, $6.85 and $7.30 for each stock option granted in 1999, 1998 and 1997, respectively.

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

On February 28, 1997, the Company sold to Intel Corporation 2,516,405 newly issued shares of the Company's common stock (representing a 12.5 percent interest at the date of issuance) and a warrant to purchase an additional 1,509,903 newly issued shares of the Company's common stock. In consideration, the Company received net cash proceeds of $51,361,000. On February 18, 1999, Intel exercised its warrant and, pursuant to the terms of the warrant agreement, elected to receive 514,314 shares at no additional cost in lieu of purchasing 1,509,903 shares at an exercise price of $27.01. Concurrent with the warrant exercise, Xircom repurchased 514,314 shares of common stock held by Intel for a total price of $19,775,000, or $38.45 per share. As of September 30, 1999, Intel owned 2,516,405 shares of the Company's common stock.

During fiscal 1997, the Company purchased 150,000 shares of Common Stock from a director of the Company, with substantially all of the proceeds contributed by the director to the Company as capital.

The Company maintains a defined contribution 401(k) plan under which its U.S. employees are eligible to participate. Participants may make, within certain limitations, voluntary contributions based upon a percentage of their compensation. The Company makes matching contributions based on a participant's contribution up to a specified maximum percentage of the participant's contribution. Participants vest in the Company's contributions based on years of service. Company contributions were $370,000, $261,000 and $174,000 for fiscal 1999, 1998 and 1997, respectively.

NOTE NINE: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Fiscal Years Ended September 30 (in thousands)                            1999                 1998               1997
----------------------------------------------------------------------------------------------------------------------
Cash paid:
 Interest                                                               $    9                $ 56              $  491
 Income taxes                                                           $7,534                $807              $   82
----------------------------------------------------------------------------------------------------------------------

                                                                38  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net cash used in 1997 in discontinued operating activities of $5,984,000 was comprised of loss from discontinued operating activities of $6,501,000, depreciation and amortization of $1,777,000, deferred income taxes of $2,329,000 and change in net assets of discontinued operations of $1,069,000. Cash flows from investing activities of discontinued operations of $501,000 were the result of purchases of equipment and improvements.

NOTE TEN: COMMITMENTS AND CONTINGENCIES
The Company leases its facilities and certain equipment under operating leases expiring on various dates through 2005. Rent expense was $1,604,000, $1,649,000 and $1,512,000 for fiscal 1999, 1998 and 1997, respectively. As of September 30, 1999, minimum future rental payments under all noncancelable operating leases for facilities and equipment were as follows (in thousands):

                                                                          Operating
Fiscal Year Ended September 30                                               leases
-----------------------------------------------------------------------------------
2000                                                                        $ 2,743
2001                                                                          2,529
2002                                                                          2,140
2003                                                                          2,053
2004                                                                          2,100
Thereafter                                                                    3,294
-----------------------------------------------------------------------------------
                                                                            $14,859
-----------------------------------------------------------------------------------

Future minimum rentals to be received under noncancelable subleases as of September 30, 1999 totaled $269,000.

Under certain license agreements (see Note One), the Company is required to pay specified amounts of per unit royalties based on sales of certain of its products. Some of these agreements also contain minimum quarterly and annual volume requirements. Certain of these agreements expire on specific dates, others continue in effect as long as the technology is incorporated into the Company's products, and some can be terminated by either party after specified notice periods. Royalties under these agreements amounted to $569,000, $640,000, and $740,000 for fiscal 1999, 1998 and 1997, respectively.

The Company is involved in certain claims and legal proceedings that arise in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE ELEVEN: SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in two industry segments within its business of the design, development, manufacture, marketing and support of mobile information access products for notebook computers and handheld devices. For management purposes, the Company is divided into two primary business segments: the "OEM" business, which includes operations specific to the Company's domestic and international original equipment manufacturer customers, and the "Branded" business, which includes operations specific to the Company's domestic and international distribution customers. The Company sells most of its products in each of its segments. The OEM business has a vice president who reports directly to the Senior Vice President of Worldwide Sales and Marketing ("SVP"), and the Branded business has three vice presidents, each of whom report directly to the SVP.
The SVP reports directly to the Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker as defined by SFAS 131. The measures of profitability reviewed by the CEO for these segments consist of net sales, gross profit, and certain identifiable operating expenses. The majority of the Company's operating expenses are not allocated to these segments, but are treated as corporate expenses

                                                                39  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unallocated). Fiscal year 1999, 1998 and 1997 revenues and expenses attributable to each business segment are presented in the table below. In addition, there is no allocation, direct or indirect, of assets and liabilities to these business segments. The Company had no inter-segment sales during the periods presented.

(in thousands)                                                Branded               OEM        Unallocated           Total
--------------------------------------------------------------------------------------------------------------------------
Fiscal 1999
 Net sales                                                   $334,833           $74,057           $      -        $408,890
 Cost of sales                                                177,167            51,776                  -         228,943
--------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                 157,666            22,281                  -         179,947
 Research and development expenses                                  -                 -             23,487          23,487
 Sales and marketing expenses                                  66,857             3,863             10,765          81,485
 General and administrative expenses                                -                 -             12,983          12,983
 In-process research and development and other
  nonrecurring charges                                              -                 -              4,596           4,596
--------------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                      66,857             3,863             51,831         122,551
--------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                                       90,809            18,418            (51,831)         57,396
 Other income, net                                                  -                 -              2,331           2,331
--------------------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations
  before income taxes                                        $ 90,809           $18,418           $(49,500)       $ 59,727
--------------------------------------------------------------------------------------------------------------------------

Fiscal 1998
 Net sales                                                   $221,461           $54,595           $      -        $276,056
 Cost of sales                                                132,840            45,586                  -         178,426
--------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                  88,621             9,009                  -          97,630
 Research and development expenses                                  -                 -             15,968          15,968
 Sales and marketing expenses                                  40,236             2,365              7,281          49,882
 General and administrative expenses                                -                 -              9,857           9,857
--------------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                      40,236             2,365             33,106          75,707
--------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                                       48,385             6,644            (33,106)         21,923
 Other income, net                                                  -                 -              4,250           4,250
--------------------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations
  before income taxes                                        $ 48,385           $ 6,644           $(28,856)       $ 26,173
--------------------------------------------------------------------------------------------------------------------------

Fiscal 1997
 Net sales                                                   $167,212           $17,363           $      -        $184,575
 Cost of sales                                                112,219            14,081                  -         126,300
--------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                  54,993             3,282                  -          58,275
 Research and development expenses                                  -                 -             12,799          12,799
 Sales and marketing expenses                                  39,170               220              3,622          43,012
 General and administrative expenses                                -                 -              8,259           8,259
 In-process research and development                                -                 -              2,163           2,163
--------------------------------------------------------------------------------------------------------------------------
 Total operating expenses                                      39,170               220             26,843          66,233
--------------------------------------------------------------------------------------------------------------------------
 Operating income (loss)                                       15,823             3,062            (26,843)         (7,958)
 Other income, net                                                  -                 -              3,172           3,172
--------------------------------------------------------------------------------------------------------------------------
 Income (loss) from continuing operations before
  income taxes                                               $ 15,823           $ 3,062           $(23,671)       $ (4,786)
--------------------------------------------------------------------------------------------------------------------------

Two customers accounted for 19% and 10%, respectively, of net sales for fiscal 1999. In 1998 and 1997, a single customer accounted for 13% and 17%, respectively, of net sales. All such customers were in the

                                                                40  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

branded business. Net sales to Intel were 2.0%, 2.6%, and 5.3% of total net sales for fiscal 1999, 1998 and 1997, respectively. Accounts receivable from Intel were 2.3% and 4.4% of total accounts receivable as of September 30, 1999 and 1998, respectively. Net sales are attributed to the following locations and were derived from the location of the Company's regional operating unit having invoiced the sale.

Fiscal Years Ended September 30 (in thousands)        1999       1998       1997
----------------------------------------------------------------------------------
United States                                       $200,047   $144,021   $ 98,677
Belgium                                              151,811     90,017     53,941
Singapore                                             57,032     42,018     31,957
----------------------------------------------------------------------------------
                                                    $408,890   $276,056   $184,575
----------------------------------------------------------------------------------

Net sales from the Company's PC Card products as a percentage of total net sales were as follows:

 Fiscal Years Ended September 30                      1999       1998       1997
 (percentage of total revenue)
----------------------------------------------------------------------------------
LAN Adapters                                          29%        30%        42%
LAN+Modem                                             59%        48%        43%
Modem                                                 10%        21%        11%
Other                                                  2%         1%         4%
----------------------------------------------------------------------------------

Long-lived assets were located in the following countries:

September 30 (in thousands)                           1999       1998       1997
----------------------------------------------------------------------------------
United States                                       $14,703    $ 7,712    $ 9,018
Malaysia                                             22,297     17,784      7,514
Other foreign countries                               2,864      1,234      1,287
----------------------------------------------------------------------------------
                                                    $39,864    $26,730    $17,819
----------------------------------------------------------------------------------

NOTE TWELVE: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 Quarter ended
                                         --------------------------------------------------------------
(in thousands, except per share data)      Dec. 31   Mar. 31   June 30      Sept. 30     Fiscal Year
-------------------------------------------------------------------------------------------------------
Fiscal 1999
 Net sales                                 $96,022   $97,684   $103,073      $112,111       $408,890
 Gross profit                               39,562    42,313     46,238        51,834        179,947
 Net income                                  9,774    10,829     12,083        10,318/(1)/    43,004
 Diluted earnings per share                $   .39   $   .42   $    .48      $    .40/(1)/  $   1.69
-------------------------------------------------------------------------------------------------------
Fiscal 1998
 Net sales                                 $52,545   $64,134   $ 71,312      $88,065        $276,056
 Gross profit                               18,128    21,629     24,311       33,562          97,630
 Net income                                  2,430     3,277      4,705        7,909          18,321
 Diluted earnings per share                $   .11   $   .14   $    .20      $   .33        $    .78
-------------------------------------------------------------------------------------------------------

(1) In the fourth quarter of fiscal 1999, net income includes $3,309,000 or $.13 per share for the write-off of in-process research and development and other non-recurring charges for future operating lease payments related to facilities to be vacated.

                                                                41  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE THIRTEEN: ACQUISITIONS

On September 27, 1999, the Company purchased the Rex product line from Franklin Electronic Publishers Incorporated, a developer and marketer of handheld electronic reference products. The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition. Pro forma results for fiscal 1999 and 1998, assuming the acquisition occurred on October 1, would not be materially different from the results reported. Cash paid for the acquisition was $13,250,000, comprised of fair value of assets acquired of $15,618,000 less liabilities assumed of $2,368,000. Of the assets acquired, $2,232,000 ($1,607,000, net of tax benefit) was written off as in-process research and development, and $10,291,000 was recorded as goodwill and other intangible assets and classified as Other assets in the accompanying Consolidated Balance Sheets. Amortization of intangibles is provided using the straight-line method over five years.

In fiscal 1997, the Company purchased certain assets from Angia Communications, Inc., a developer and manufacturer of PC Card products. Cash paid for the acquisition in 1997 was $1,463,000 and was comprised of fair value of assets acquired of $2,463,000 net of liabilities assumed of $1,000,000. In connection with the purchase, the Company recorded a charge to operations of $2,163,000 ($1,514,000, net of tax benefit) for the write-off of in-process research and development.

The amounts allocated to in-process research and development were based on established valuation techniques in the high technology industry. At the date of each acquisition mentioned above, the projects associated with the in-process efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, these amounts were expensed on the respective dates of each acquisition.

NOTE FOURTEEN: SUBSEQUENT EVENT, ACQUISITION OF ENTREGA TECHNOLOGIES, INC.
On October 1, 1999, the Company completed its acquisition of Entrega Technologies, Inc. ("Entrega"). Incorporated in January 1998, Entrega designs and manufactures a selection of standardized devices for connecting peripherals to personal computers, including Universal Serial Bus hubs, port converters and cables that complement the Company's own product offerings. The acquisition will be accounted for as a pooling-of-interests. The Company issued 266,195 shares of its common stock in exchange for all of the outstanding shares of Entrega, and assumed and exchanged all options to purchase Entrega stock for options to purchase an aggregate of 76,914 shares of the Company's common stock. The Company also issued 142,397 shares of its common stock to repay certain indebtedness of Entrega. There were no intercompany transactions between the two companies.

                                                                42  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supplemental financial information of Entrega on a separate basis and assuming pooling is shown below.

                                                                                     Supplemental
(in thousands)                                Xircom                 Entrega           combined
--------------------------------------------------------------------------------------------------
Fiscal 1999
 Net sales                                  $408,890                 $15,546           $424,436
 Operating income (loss)                      57,396                  (7,852)            49,544
 Net income (loss)                            43,004                  (8,399)            34,605
 Total assets                                269,318                   6,178            275,496
 Total liabilities                          $ 85,179                 $15,397           $100,576
--------------------------------------------------------------------------------------------------
Fiscal 1998
 Net sales                                  $276,056                 $   891           $276,947
 Operating income (loss)                      21,923                  (2,408)            19,515
 Net income (loss)                            18,321                  (2,467)            15,854
 Total assets                                195,224                   2,711            197,935
 Total liabilities                          $ 58,506                 $ 4,678           $ 63,184
--------------------------------------------------------------------------------------------------

Earnings per share on a combined basis would have been $1.35 and $0.68 for fiscal 1999 and 1998, respectively.

NOTE FIFTEEN: EVENT SUBSEQUENT TO THE DATE OF AUDITORS' REPORT (UNAUDITED)

On November 5, 1999, the Company announced its intention to file a registration statement with the Securities and Exchange Commission for an underwritten public offering of approximately 3,500,000 shares of Common Stock. In the announcement, the Company indicated that it planned to file the registration statement during November 1999.

                                                                43  XIRCOM, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND SHAREHOLDERS
XIRCOM, INC.

We have audited the accompanying consolidated balance sheets of Xircom, Inc. as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xircom, Inc. at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

Woodland Hills, California
October 18, 1999


                                                                44  XIRCOM, INC.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to directors of Xircom is incorporated by reference from the information under the caption "Election of Directors--Nominees" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders. Information with respect to executive officers of Xircom is incorporated by reference to described in Item 1 of this Annual Report on Form 10-K. Information with respect to delinquent filings under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions "Executive Officer Compensation" and "Certain Transactions" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference from the information under the captions "Principal Shareholders" and "Election of Directors--NomineesSecurity Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference from the information under the caption "Executive Officer Compensation" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                           Page in Form 10-K
(a) (1)   The following consolidated financial statements of Xircom, Inc. and the
          Report of Independent Auditors, are included in Item 8 of this document:
          Consolidated Statements of Operations - Years ended
            September 30, 1999, 1998 and 1997                                                         27
          Consolidated Balance Sheets at September 30, 1999 and 1998                                  28
          Consolidated Statements of Shareholders' Equity - Years ended
            September 30, 1999, 1998 and 1997                                                         29
          Consolidated Statements of Cash Flows - Years ended
            September 30, 1999, 1998 and 1997                                                         30
          Notes to Consolidated Financial Statements                                               31-43
          Report of Ernst & Young LLP, Independent Auditors                                           44
    (2)   Consolidated financial statement schedule:
          Schedule II - Valuation and Qualifying Accounts                                             46
          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
    (3)   Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)        47-48

(b) Reports on Form 8-K:
The Company filed a report on Form 8-K on February 18, 1999 pursuant to Item 5 of Form 8-K ("Other Events"). The report related to a press release issued by the Company on February 18, 1999 regarding the Company's announcement that Intel Corporation exercised a warrant to purchase additional shares of Xircom common stock and Xircom's concurrent repurchase of an equivalent number of shares held by Intel. A copy of the press release was filed as an exhibit to such report.


                                                                45  XIRCOM, INC.

SCHEDULE II
Xircom, Inc.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                                 Additions
                                                    ----------------------------------
                                   Balance at         Charged to         Charged to
                                    Beginning          Costs and              Other                                Balance at
Description                         of Period           Expenses           Accounts/(1)/      Deductions        End of Period
---------------------------------------------------------------------------------------------------------------------------------
Fiscal 1999
 Deducted from asset accounts:
  Allowance for sales returns          $7,256            $14,835            $1,995               $14,334             $ 9,752
  Allowance for bad debts               1,236                269                 -                    56               1,449
---------------------------------------------------------------------------------------------------------------------------------
    Total allowance                    $8,492            $15,104            $1,995               $14,390             $11,201
---------------------------------------------------------------------------------------------------------------------------------
Liability reserves:
  Warranty                             $6,225            $ 5,404            $  313               $ 3,191             $ 8,751
---------------------------------------------------------------------------------------------------------------------------------

Fiscal 1998
 Deducted from asset accounts:
  Allowance for sales returns          $5,757            $15,401            $    -               $13,902             $ 7,256
  Allowance for bad debts                 497                750                 -                    11               1,236
---------------------------------------------------------------------------------------------------------------------------------
    Total                              $6,254            $16,151            $    -               $13,913             $ 8,492
---------------------------------------------------------------------------------------------------------------------------------
Liability reserves:
  Warranty                             $4,041            $ 6,328            $    -               $ 4,144             $ 6,225
---------------------------------------------------------------------------------------------------------------------------------

Fiscal 1997
 Deducted from asset accounts:
  Allowance for sales returns          $2,980            $28,597            $    -               $25,820             $ 5,757
  Allowance for bad debts                 454                275                 -                   232                 497
---------------------------------------------------------------------------------------------------------------------------------
    Total                              $3,434            $28,872            $    -               $26,052             $ 6,254
---------------------------------------------------------------------------------------------------------------------------------
Liability reserves:
  Warranty                             $3,204            $ 3,170            $    -               $ 2,333             $ 4,041
---------------------------------------------------------------------------------------------------------------------------------

(1) Amounts in 1999 were assumed in connection with the purchase of the Rex product line.


                                                                46  XIRCOM, INC.

EXHIBITS INCLUDED HEREIN (NUMBERED IN ACCORDANCE WITH ITEM 601 OF
REGULATION S-K)

Exhibit
Number    Description of Document
----------------------------------------------------------------------------------------------------------------------------------
    2.1   Agreement and Plan of Reorganization By and Among Xircom, Inc., a California Corporation, Xircom, Inc., a Delaware
          Corporation, and Primary Rate Incorporated, a Delaware Corporation, dated April 12, 1995 (incorporated by reference to
          Exhibit 2.1 of the Company's report on Form 8-K dated June 22, 1995, No. 0-19856)

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

  10.10   1992 Director Stock Option Plan of the Company, as amended and restated on January 22, 1999, and forms of agreement thereunder (incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-8 filed on April
          20, 1999, No. 333-76621)

  10.15   Form of Distributor Agreement/(1)/t (incorporated by reference to corresponding exhibit number of the Company's
          registration statement   on Form S-1, No. 33-45667)

  10.26   1994 Employee Stock Purchase Plan, as amended and restated as of January 22, 1999, and forms of agreement thereunder
          (incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-8 filed on April 20, 1999, No.
          333-76621)

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

                                                                47  XIRCOM, INC.

Exhibit
Number    Description of Document
-----------------------------------------------------------------------------------------------------------------------------------
10.30a    Security Agreement Between Xircom, Inc. as Debtor and NationsBank of Texas, N.A. as Administrative Agent, dated as of
          December 30, 1996 (incorporated by reference to Exhibit 10.30 of the Company's report on Form 10-Q for the quarter ended
          December 31, 1996)

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

10.33     1995 Stock Option Plan, as amended and restated on December 18, 1998, and forms of agreement thereunder (incorporated  by reference to Exhibit 4.3 of the Company's registration statement on Form S-8 filed on April 20, 1999, No. 333-76621)

10.34     1997 Patent Award Stock Option Plan, adopted July 25, 1997, and forms of agreement thereunder (incorporated  by reference to Exhibit 4.4 of the Company's registration statement on Form S-8 filed on April 21, 1998, No. 333-50591)

10.35     Entrega Technologies, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-8 filed on October 15, 1999, No. 333-89099)

21.1      Subsidiaries of Xircom, Inc. (see page 49)

23.1      Consent of Ernst & Young LLP, Independent Auditors (see page 50)

24.1      Power of Attorney (see page 51)

27.1      Financial Data Schedule

                                                                48  XIRCOM, INC.

                                                                    EXHIBIT 21.1
SUBSIDIARIES OF THE COMPANY

Xircom International, Ltd.
Xircom International Holdings PTE LTD
Xircom Acquisition Corporation
Xircom Operations (Malaysia) Sdn. Bhd.
Master-Pack (PG) Sdn. Bhd.
Xircom Europe N.V.NV
Xircom U.K., Ltd.
Xircom France, S.A.R.L.
Xircom Deutschland GmbH
Rehis SRL
Xircom AB
Xircom Asia PTE LTD
Xircom Asia Limited
Xircom Asia Pacific Ltd.
Xircom Australia Pty. Ltd.
Xircom Japan KK

                                                                49  XIRCOM, INC.

                                                                    EXHIBIT 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-76621, 333-50591, and 333-89099) pertaining to the 1992
Director Stock Option Plan, 1992 Stock Option Plan, 1995 Stock Option Plan, 1994 Employee Stock Purchase Plan and Entrega Technologies, Inc. Stock Option Plan and in the Registration Statement (Form S-3 No. 33-93972) of Xircom, Inc. and in the related Prospectus of our report dated October 18, 1999, with respect to the consolidated financial statements and schedule of Xircom, Inc., included in this Annual Report (Form 10-K) for the year ended September 30, 1999.

                                                               Ernst & Young LLP
Woodland Hills, California
November 8, 1999
                                                                50  XIRCOM, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                XIRCOM, INC.

Date:  November 8, 1999         By: /s/ Dirk I. Gates
                                    -------------------------------------
                                    Dirk I. Gates
                                    Chairman of the Board
                                    President and Chief Executive Officer

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


Signature                     Title                            Date

/s/ DIRK I. GATES             Chairman of the Board,           November 8, 1999
---------------------------   President and Chief Executive Officer
Dirk I. Gates                 (Principal Executive Officer)

/s/ STEVEN F. DEGENNARO       Vice President, Finance and      November 8, 1999
---------------------------   Chief Financial Officer
Steven F. DeGennaro           (Principal Financial Officer and
                              Principal Accounting Officer))

/s/ MICHAEL F.G. ASHBY
---------------------------   Director                         November 8, 1999
Michael F.G. Ashby

/s/ KENNETH J. BIBA
---------------------------   Director                         November 8, 1999
Kenneth J. Biba

/s/ GARY J. BOWEN
---------------------------   Director                         November 8, 1999
Gary J. Bowen

/s/ J. KIRK MATHEWS
---------------------------   Director                         November 8, 1999
J. Kirk Mathews

/s/ CARL E. RUSSO
---------------------------   Director                         November 8, 1999
Carl E. Russo

/s/ WILLIAM J. SCHROEDER
---------------------------   Director                         November 8, 1999
William J. Schroeder

/s/ DELBERT W. YOCAM
---------------------------   Director                         November 8, 1999
Delbert W. Yocam

                                                                51  XIRCOM, INC.