Form 10-Q
period 1999-12-31
XIRCOM INC
filed 2000-02-14
CIK 883905

SECURITIES AND EXCHANGE COMMISSION  WASHINGTON, D.C. 20549


FORM 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarter ended December 31, 1999

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


There were 29,692,202 shares of the Registrant's $.001 par value Common Stock outstanding as of February 3, 2000.

                                                                 1  XIRCOM, INC.

Xircom, Inc.
TABLE OF CONTENTS

                                                              Page in Form 10-Q
Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets                           3

         Condensed Consolidated Income Statements                        4

         Condensed Consolidated Statements of Cash Flows                 5

         Notes to Condensed Consolidated Financial Statements          6-8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8-16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                              16

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                              16

ITEM 2.  CHANGES IN SECURITIES                                          16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         16-17

Item 5.  OTHER ITEMS                                                    17

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K                               17

SIGNATURES                                                              17

                                                                 2  XIRCOM, INC.

Xircom, Inc.
PART I. FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               (Unaudited)
                                                                               December 31           September 30
(In thousands)                                                                        1999                   1999
---------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                    $ 62,388               $135,630
     Short-term investments                                                        282,205                      -
     Accounts receivable, net                                                       54,581                 38,012
     Income tax receivable                                                           1,354                    300
     Inventories                                                                    20,462                 23,563
     Deferred income taxes                                                          15,195                 15,195
     Other current assets                                                            6,083                  9,696
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                               442,268                222,396

Property and equipment, net                                                         47,749                 40,536
Other assets                                                                        12,880                 12,564
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                      $502,897               $275,496
---------------------------------------------------------------------------------------------------------------------


Current liabilities:
     Notes payable                                                                $      -               $  9,138
     Accounts payable                                                               21,755                 31,591
     Accrued liabilities                                                            41,674                 42,235
     Accrued income taxes                                                                -                  3,952
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                           63,429                 86,916

Deferred income taxes                                                               13,660                 13,660

Shareholders' equity:
     Common stock                                                                       30                     24
     Paid-in capital                                                               390,337                151,925
     Accumulated other comprehensive loss                                         (    255)                     -
     Retained earnings                                                              35,696                 22,971
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                         425,808                174,920
---------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                        $502,897               $275,496
---------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
                                                                 3  XIRCOM, INC.

Xircom, Inc.
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

(In thousands, except per share information)
Three Months Ended December 31                                                       1999                1998
--------------------------------------------------------------------------------------------------------------------

Net sales                                                                        $124,111             $98,498
Cost of sales                                                                      67,038              59,064
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                                       57,073              39,434

Operating expenses:
 Research and development                                                           7,569               5,549
 Sales and marketing                                                               24,832              19,419
 General and administrative                                                         4,392               3,340
 Amortization of goodwill and other
     acquisition-related intangibles                                                  608                   -
 Acquisition-related non-recurring charges                                          2,865                   -
--------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                      40,266              28,308
--------------------------------------------------------------------------------------------------------------------
Operating income                                                                   16,807              11,126

Other income, net                                                                     625                 284
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                         17,432              11,410

Provision for income taxes                                                          4,707               3,801
--------------------------------------------------------------------------------------------------------------------
Net income                                                                       $ 12,725             $ 7,609
--------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                                         $    .49             $   .32
Diluted earnings per share                                                       $    .46             $   .30
--------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
                                                                 4  XIRCOM, INC.

Xircom, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
Three Months Ended December 31                                                       1999                 1998
-----------------------------------------------------------------------------------------------------------------
Operating activities:
 Net income                                                                     $  12,725           $    7,609
 Adjustments to derive cash flows from operating activities:
   Depreciation and amortization                                                    4,161                2,415
   Non-cash charges                                                                 1,451                    -
   Foreign currency exchange loss                                                     940                  173
   Changes in assets and liabilities:
     Accounts receivable                                                          (16,569)               1,161
     Inventories                                                                    3,101                 (701)
     Other current assets                                                           2,559                  659
     Accounts payable and accrued liabilities                                    (  9,819)           (     623)
     Income taxes payable                                                        (  3,952)           (     627)
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) operating activities                               (5,403)              10,066
-----------------------------------------------------------------------------------------------------------------

Investing activities:
 Purchases of property and equipment                                             ( 10,768)           (   5,555)
 Purchases of short-term investments                                             (368,155)                   -
 Sales of short-term investments                                                   85,950                    -
 Other                                                                           (    923)           (     178)
-----------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                           (293,896)           (   5,733)
-----------------------------------------------------------------------------------------------------------------

Financing activities:
 Proceeds from issuance of common stock                                           227,546                9,242
 Tax benefit related to employee stock option
  and stock purchase plans                                                          3,499                3,992

 Net proceeds (repayments) of notes payable                                        (4,988)               1,463
-----------------------------------------------------------------------------------------------------------------
 Net cash provided by financing activities                                        226,057               14,697
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              (73,242)              19,030
Cash and cash equivalents at beginning of period                                  135,630              105,814
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $  62,388            $ 124,844
-----------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
 Cash paid for income taxes                                                     $   6,234            $     461
 Non-cash transactions--Common stock
  issued in lieu of indebtedness                                                $   7,382            $       -
-----------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.
                                                                 5  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1999, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at December 31, 1999 and the consolidated statements of income and cash flows for the three-month periods ended December 31, 1999 and 1998, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Current Report on Form 8-K dated November 10, 1999. The results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

On October 1, 1999, the Company completed its acquisition of Entrega Technologies, Inc. ("Entrega"). All prior period financial information has been restated to reflect the combination of the Company and Entrega under pooling-of-interests accounting.

Cash equivalents and short-term investments

All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are carried at cost plus accrued interest, which approximates market value. Short-term investments primarily consist of obligations of government agencies, including tax-preferred and tax-exempt auction rate securities, municipal bonds and investment grade corporate securities such as auction rate preferred securities. The Company's short-term investments are carried on the balance sheet at their fair market value.


Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                               December 31       September 30
(In thousands)                        1999               1999
-------------------------------------------------------------
Finished goods                     $ 9,481            $12,757
Subassemblies                        2,483                492
Work-in-process                      2,076              3,578
Component parts                      6,422              6,736
-------------------------------------------------------------
                                   $20,462            $23,563
-------------------------------------------------------------

Revenue recognition

The Company recognizes revenue from product sales when shipped. The Company has contractual agreements that permit distributors and dealers to return products or receive price protection credits under certain circumstances. The Company makes a provision for the estimated amount of product returns or credits that may occur under these contracts in the period of sale, and has a policy of reserving channel inventory held by its customers in excess of a one-month supply. The Company generally provides a lifetime limited warranty against defects in the hardware component and a two-year limited warranty on the software component of its network adapters and modem products, and makes provisions for these costs in the period of sale. In addition, the Company provides telephone support to purchasers of its products as needed to assist them in their installation or use.

Foreign currency exchange loss

The functional currency of most of the Company's foreign subsidiaries is the U.S. dollar. However, beginning October 1, 1999, the majority of the Company's sales in Europe are denominated in the Euro, and as such, the functional currency of the Company's European trading subsidiary has been changed to the Euro. Translation adjustments are recorded in Accumulated other comprehensive loss.

Earnings per share

Basic earnings per share is calculated using the weighted average common shares outstanding for the period, and excludes dilutive securities. Diluted earnings per share reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities resulted in the issuance of common


                                                                 6  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

stock. The weighted average number of shares for basic and diluted earnings per share were as follows:

(In thousands)
Three Months Ended December 31        1999          1998
---------------------------------------------------------
Weighted average number of
 shares--basic                      25,840        23,579
Effect of dilutive securities:
 Employee stock options              2,065         1,485
 Warrants                                -           122
 Other                                   -            86
---------------------------------------------------------
Weighted average number
 of shares--diluted                 27,905        25,272
---------------------------------------------------------

Comprehensive income

Comprehensive income was $12,470,000 for the quarter ended December 31, 1999. The difference between net income and comprehensive income relates to the Company's foreign currency translation adjustments.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period's presentation.

Acquisition of Entrega Technologies, Inc.

On October 1, 1999, the Company completed its acquisition of Entrega. Incorporated in January 1998, Entrega designed and manufactured a selection of standardized devices for connecting peripherals to personal computers, including Universal Serial Bus hubs, port converters and cables. These devices complement the Company's own product offerings. The Company issued 266,195 shares of its common stock in exchange for all of the outstanding shares of Entrega, and assumed and exchanged all options to purchase Entrega stock for options to purchase an aggregate of 76,914 shares of the Company's common stock. The Company also issued 142,397 shares of its common stock to repay certain indebtedness of Entrega. The acquisition was accounted for as a pooling-of-interests. There were no intercompany transactions between the two companies.

Separate financial information of the combined entities for the three months ended December 31, 1998 was as follows:

(in thousands)                        Xircom         Entrega
-------------------------------------------------------------
Net sales                           $ 96,022         $ 2,476
Operating income (loss)               13,199          (2,073)
Net income (loss)                      9,774          (2,165)
Total assets                         213,741           5,481
Total liabilities                   $ 54,015         $ 9,555
-------------------------------------------------------------

Separate diluted earnings per share for Xircom was $0.39 for the three months ended December 31, 1998.

Acquisition-related non-recurring charges

The Company incurred approximately $2.9 million of non-recurring transaction and transition charges during the quarter ended December 31, 1999, related to the acquisition of Entrega. Transaction charges include certain fees and accounting and legal expenses. Transition charges include costs of severance and future operating lease payments related to facilities that will be vacated.


Common stock offering

On December 9, 1999, the Company sold 4,600,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) in an underwritten public offering at a price of $51.25, and realized net proceeds of approximately $223.3 million.

Segment Information

The table below presents information about the Company's reportable segments for the three-month periods ended December 31, 1999 and 1998.


                                                                 7  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)                                                Branded               OEM        Unallocated           Total
----------------------------------------------------------------------------------------------------------------------------
Three months ended December 31, 1999
  Net sales                                                   $93,477           $30,634           $      -        $124,111
  Operating income                                            $26,382           $ 9,376           $(18,951)       $ 16,807
  Other income, net                                           $     -           $     -           $    625        $    625
  Income before income taxes                                  $26,382           $ 9,376           $(18,326)       $ 17,432
----------------------------------------------------------------------------------------------------------------------------
Three months ended December 31, 1998

  Net sales                                                   $81,330           $17,168           $      -        $ 98,498
  Operating income                                            $18,261           $ 4,106           $(11,241)       $ 11,126
  Other income, net                                           $     -           $     -           $    284        $    284
  Income before income taxes                                  $18,261           $ 4,106           $(10,957)       $ 11,410
--------------------------------------------------------------------------------------------------------------------------

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

Results of Operations
---------------------
The following table sets forth the income statements as a percentage of net sales:

Three Months Ended December 31                                               1999                                1998
----------------------------------------------------------------------------------------------------------------------
Net sales                                                                  100.0%                              100.0%
Cost of sales                                                               54.0%                               60.0%
----------------------------------------------------------------------------------------------------------------------
Gross profit                                                                46.0%                               40.0%
Operating expenses:
  Research and development                                                   6.1%                                5.6%
  Sales and marketing                                                       20.0%                               19.7%
  General and administrative                                                 3.6%                                3.4%
  Amortization of goodwill and other
   acquisition-related intangibles                                           0.5%                                  -%
  Acquisition-related non-recurring charges                                  2.3%                                  -%
----------------------------------------------------------------------------------------------------------------------
                                                                            32.5%                               28.7%
----------------------------------------------------------------------------------------------------------------------
Operating income                                                            13.5%                               11.3%
Other income, net                                                            0.5%                                0.3%
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  14.0%                               11.6%
Provision for income taxes                                                   3.7%                                3.9%
----------------------------------------------------------------------------------------------------------------------
Net income                                                                  10.3%                                7.7%
----------------------------------------------------------------------------------------------------------------------

Net sales

Net sales increased 26% to $124.1 million in the three-month period ended December 31, 1999 from $98.5 million in the corresponding prior-year period. We derive net sales principally from shipments of Integrated PC Card and PC Card products with Ethernet and Token Ring local area network ("LAN"), modem, and multifunction LAN and modem ("Combo cards") functionality (collectively "adapter products"), which connect notebook PCs to networks, the Internet and online services. This increase in net sales was primarily due to increased

                                                                 8  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

shipments of Ethernet PC Cards and Combo cards. We attribute this increase to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of our adapter products by our distribution customers (the "branded" business) and OEM customers. We believe this growth in sales of our adapter products in our branded business and by OEM customers may be indicative of several factors:

 .   Increased growth rate in shipments of notebook PCs, which in turn require network and modem connections;
 .   An increase in the rate that notebook PCs are attached to information sources;
 .   Continuing increased market acceptance of our Combo cards and Fast Ethernet cards; and,
 .   Increased market acceptance of our RealPort Integrated PC Card family of products.

These increases in our adapter products were partially offset by a decrease in the volume of sales we made of lower margin modem-only products. Unit shipments of adapter products increased 38% in the three-month period ended December 31, 1999 over the comparable prior-year period, but average selling prices declined due to increased competition in the market for adapter products.

Revenues from our products as a percentage of total revenues were as follows:

Three Months Ended December 31
(percentage of total revenue)           1999          1998
-----------------------------------------------------------
LAN Adapters                             31%           28%
LAN+Modem                                56%           57%
Modem                                     8%           12%
Port expansion system                     4%            3%
Other                                     1%            -%
---------------------------------------------------------

International sales. Total international sales (shipments to customers located outside the U.S.) were 53% of total net sales for the three-month period ended December 31, 1999, compared to 57% for the comparable prior year period. Sales of our adapter cards grew at a faster rate in the U.S. than in the Europe and the Asia-Pacific regions during the first quarter of fiscal 2000 from the comparable prior year period.

Gross profit

Gross profit consists of net sales less cost of sales. Cost of sales includes material, labor, manufacturing overhead and other costs of sales. Other costs of sales include provisions for excess and obsolete inventory, warranty expense and royalty payments to licensers of software incorporated into our products. Gross profit margins for the quarter ended December 31, 1999 were 46.0% compared to 40.0% for the comparable prior-year period. The increase in gross profit as a percentage of net sales was primarily attributable to:

 .   The greater product mix and higher gross margins of our RealPort Integrated
    PC Card family of products versus the comparably featured Type II PC Card products;
 .   A decrease in our fixed manufacturing costs as a percentage of sales; and,
 .   A decrease in the percentage sales volume of our modem-only products, which typically generate lower gross profit margins than our other products.

Operating expenses

We increased our research and development expenses in the three-month period ended December 31, 1999 by 36% as compared to the corresponding prior-year period as a result of our decision to increase staffing and expenditures to support expanded branded and OEM product offerings, including our PortStation and PortGear port expansion systems, the CompactCard, and the Rex wearable information accessories lines of products. We expect total expenditures for research and development to increase through fiscal 2000 due to our planned expenditures on product enhancements and new product introductions.

Our sales and marketing expenses increased by 28% in the three-month period ended December 31, 1999 as compared to the corresponding prior-year period primarily due to:


                                                                 9  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 .   Additional staffing and sales and marketing activities required to support expanded branded markets;
 .   Expansion of operations in our regional headquarters in Tokyo, Japan;
 .   Expansion of our OEM sales organization;
 .   Expenses to support new products such as the PortStation Port expansion system and the CompactCard line of products introduced during the 1999 fiscal year; and,
 .   Expenses incurred during the three months ended December 31, 1999 to support the Rex wearable information accessories line of products.

As we pursue further product and market expansion activities, we expect sales and marketing expenses for fiscal 2000 to increase.

Our general and administrative expenses for the three-month period ended December 31, 1999 increased by 31% as compared to the corresponding prior-year period to support growth in our organization and continued expenditures on our information systems hardware and software. We expect general and administrative expenses to increase during the remainder of fiscal 2000 due to the need to support growth in our organization and continued expansion of information systems hardware and software.

Amortization of goodwill and other acquisition-related intangibles

As a result of our acquisition of the Rex product line in September 1999 we recorded goodwill and other acquisition-related intangibles of approximately $10.9 million, and are amortizing them over 5 years.

Acquisition-related non-recurring charges

As a result of our acquisition of Entrega in October 1999, we recorded approximately $2.9 million of non-recurring transaction and transition charges. Transaction charges include certain fees and accounting and legal expenses. Transition charges include costs of severance and future operating lease payments related to facilities we will vacate.

Other income, net

Other income, net includes interest and dividend income we earn from our cash and short-term investments and early payment discounts, offset by early payment discounts taken by our customers and foreign currency transaction gains and losses. The increase in other income, net for the three-month period ended December 31, 1999 compared to the corresponding prior-year period was due primarily to increased interest income resulting from a higher total balance of cash and short-term investments and higher interest rates, partially offset by an increase in foreign exchange losses.

Income taxes

Our effective income tax rate for the three-month period ended December 31, 1999 was 27.0% as compared to 33.3% for the corresponding prior-year period. The difference between the effective tax rates and the 35% federal statutory tax rate was due primarily to benefits from the tax holiday status of the Company's operations in Malaysia, which expires in 2000. We intend to seek renewal of this tax holiday before its expiration but cannot be assured that this renewal or extension will be received. In addition, we have invested some of our short-term investments and cash equivalents in tax preferred investment vehicles to further reduce our effective tax rate. An income tax benefit has not been recorded for the losses attributable to Entrega during the 1999 fiscal period since such losses have been utilized at the shareholder level based on Entrega's S-Corporation status during that period.


Risk Factors
------------

We Face the Risk of Being Unable to Remain Competitive in the Mobile Information Access Industry.

The market for notebook PC Card adapters has grown rapidly since the Personal Computer Memory Card International Association (PCMCIA) introduced a standard form factor for PC Card LAN adapters in 1993. Companies in the PC, desktop LAN adapter and modem industries with greater name recognition and greater financial resources than us, have a significant presence in the PC Card adapter market.
As a result, we have faced increased competition in

                                                                10  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

our industry. Actions by our competitors, which continue to influence this competitive environment, include price reductions, new product introductions, promotional efforts, and changes in the level of channel inventory. We expect competition to remain intense and as a result, we may lose some of our business to our competitors. Further, we believe that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels than earned from such products in the past.

We face the risk of being unable to compete if our manufacturing facility becomes unable to produce our products efficiently.

Our manufacturing facility, located in Malaysia, produces substantially all of our PC Card adapter products. We may be unable to achieve significant additional efficiencies from this facility. If we are unable to achieve additional cost reductions through increased production or manufacturing efficiencies we may be unable to keep pace with our competitors' cost or price reductions to an extent necessary to maintain or increase our market share without adversely affecting gross profit margins. In addition, interruptions in the supply of products could occur if we are unable to accurately forecast demand levels or react sufficiently rapidly to changes. This in turn could adversely affect future sales. We also face risks associated with maintaining production failures overseas, including management of a distant and remote manufacturing facility, currency fluctuations and potential instability in the local country. This is particularly of concern to us in light of recent economic and political uncertainty in Malaysia and in Asia generally.

We face the risk of declining margins resulting from changes in the mix of products we sell and in the types of customers to whom we sell.

Certain of our products have lower gross profit margins than others. As a result, changes in our product mix could result in variations in overall gross profit margin. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a discussion of the relative margins of our different products. In addition, shipments to our OEM customers generally result in lower average selling prices and gross profit margins than sales made through our distribution partners. Furthermore, the increased percentage of revenue from OEM customers during fiscal 2000 as compared to fiscal 1999 has resulted in an increased concentration in our customer base. With this increased customer concentration, we have increased our dependency on a more limited number of customers at lower average selling prices and gross profit margins than sales made through our distribution partners. These trends may continue, as we anticipate a continuing increase in OEM revenues as a percentage of sales.

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

We do substantially all our manufacturing at our facility in Malaysia and we operate a sales headquarters located in Belgium. As a result a significant portion of our operating expenses are currently denominated in the Malaysian ringgit and the Belgian franc. The majority of our international sales have been denominated in U.S. dollars in 1999 and prior fiscal years. However, beginning with fiscal year 2000, the majority of our international

                                                                11  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sales are denominated in the Euro. We have not engaged in foreign currency hedging transactions, although we do mitigate certain of our operating expense exposures by purchasing in advance a portion of the currency expected to be needed for overseas operating expenses. Accordingly, our results of operations could be adversely affected as a result of foreign currency fluctuations. In particular, in September 1998, the Malaysian government fixed the exchange rate of the Malaysian currency at 3.8 ringgits per U.S. dollar. Any potential reversion to a floating exchange rate could have an adverse effect on our results of operations.

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

Our success is dependent on our ability to continue to introduce new products with advanced features, functionality and solutions that our customers demand. We may not be able to continue to introduce new products on a timely basis that are accepted by the market, or that sell through to end users in quantities sufficient to make the products viable for the long-term. Sales of our new products may negatively impact sales of existing products. In addition, we may have difficulty establishing our products' presence in markets where we do not currently have significant brand recognition.

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

We currently use software licensed from third parties in certain of our Combo, modem-only, Token Ring, port expansion system and wearable information accessory products. Our operating results could be adversely affected by a number of factors relating to this third-party software, including:

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

Products. We have reviewed and tested our PC Card, PortStation port expansion system, and Rex products and believe they do not present any Year 2000 issues. Products associated with the Entrega acquisition had been tested independently by Entrega prior to our acquisition. Pursuant to that testing, Entrega had issued its own statement on Year 2000 readiness of its products, in which Entrega noted that its products were found to be fully Year 2000 compliant. In addition, as part of our acquisition of the Rex product line, we have, where applicable, secured representations, warranties, and/or certifications of Year 2000 compliance from key suppliers of operating software contained in such products, and from parties selling products to us for our resale. We do not believe any of our products have presented any Year 2000 issues for our customers.

Internal IT and Non-IT Systems. In relation to our internal systems, our plan to manage the Year 2000 issue involved four phases: inventory/assessment, remediation, testing, and contingency planning.

During late fiscal 1998 through early fiscal 1999, we performed our inventory/assessment phase, which analyzed the major information systems that could be significantly affected by the Year 2000 issue and we engaged personnel and resources to resolve potential issues. Through this initial analysis, we concluded that the Year 2000 issue could be mitigated with respect to our internal information systems and manufacturing equipment with modifications or replacements of certain existing software and hardware where necessary or advisable. Based on our analysis, we determined that we would be required to modify or replace certain portions of our internal hardware and software so that those systems would properly use dates beyond December 31, 1999.

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

The remediation phase involved reprogramming or replacing inventoried items. We completed the remediation phase with respect to our internal systems' (IT and non-IT) Year 2000 exposure. Remediation of all systems classified as "mission critical" was completed by March 31, 1999 and remediation of all systems classified as "priority"


                                                                14  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

was completed by June 30, 1999. Remediation of the remaining systems, classified as "low impact", was completed by September 30, 1999.

The testing phase included defining test plans, establishing appropriate test environments, developing test cases, performing tests with appropriate personnel, and certifying/documenting the results. The certification process entailed having applicable in-house subject matter experts (i.e. functional managers) review test results, including computer screens and printouts, against pre-established criteria to ensure system compliance. Additionally, in relation to equipment used in our manufacturing lines, we engaged qualified personnel from the applicable equipment manufacturer to perform run time on-site testing in our manufacturing facility of the given manufacturer's equipment. Services performed by such equipment manufacturer personnel included installation of any applicable patches, upgrades, or other modifications, if any, as necessary to ensure full Year 2000 compliance on the applicable manufacturer's equipment.

External relationships. Our global operations rely heavily on the infrastructures within the countries in which they do business. The Year 2000 readiness within infrastructure suppliers (utilities, government agencies, and shipping organizations) will be crucial to our ability to avoid disruption of operations.

We have queried our significant suppliers regarding their Year 2000 readiness. To date, we are not aware of any such significant supplier with a Year 2000 related disruption. We could be materially and adversely impacted if our significant suppliers experience Year 2000 related interruptions and are unable to resolve their Year 2000 issues in a timely fashion.

In summary, we experienced no disruptions to our operations attributable to the Year 2000 issue, nor have we been made aware of any material disruptions affecting, associated with or arising from any of our external relationships.

The Company is also subject to additional risk factors as identified in its Current Report and filing on Form 8-K dated November 10, 1999.

Liquidity and Capital Resources
-------------------------------

As of December 31, 1999 we had $62.4 million in cash and cash equivalents and $282.2 million in short-term investments. Our operating activities used cash of approximately $5.4 million during the quarter ended December 31, 1999, primarily due to net income before depreciation and amortization expense and non-cash charges being offset by a an increase in accounts receivable and a decrease in accounts payable and other accrued liabilities. Our accounts receivables increased primarily due to higher revenues while accounts payable and other accrued liabilities decreased primarily due to the timing of payment for material inventory purchases.

We used $293.9 million of cash in investing activities during the quarter ended December 31, 1999, primarily for $282.2 million in net purchases of short-term investments and $10.8 million in capital expenditures. Our short-term investments consist of certain financial instruments, including auction rate securities, with interest rates or dividends that reset within 90 days but with longer-term underlying contractual maturities. Our capital expenditures were for information systems hardware and software and for increased headcount, and the purchase of manufacturing equipment for use in our Penang, Malaysia facility. We anticipate an increase in our rate of capital expeditures over the next twelve months for information systems hardware and software and our anticipated move to a new leased corporate facility during the 2001 fiscal year.

Our financing activities provided $226.1 million in cash during the quarter ended December 31, 1999. This was primarily the result of $223.3 in net proceeds from the sale of 4,600,000 shares of our Common Stock (including the exercise of the underwriters' overallotment option) in an underwritten public offering at a price of $51.25, and from the issuance of common stock through stock option exercises and employee stock purchase plans. In addition, during the quarter ended December 31, 1999 we used cash of $5.0 million to repay notes payable and generated $3.5 million in cash from tax benefits from our employee stock option and stock purchase plans.


                                                                15  XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We have an unsecured bank credit facility allowing borrowings up to $25.0 million. We also have credit facilities totaling $5.3 million, denominated in Malaysian ringgit, with banks in Malaysia. We had no borrowings outstanding and approximately $30.3 million in borrowings available under our credit facilities as of December 31, 1999.

We believe that cash on hand, borrowings available under our existing facilities or from other financing sources and cash provided by operations will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. However, there can be no assurances that future cash requirements to fund operations will not require us to seek additional capital sooner than the twelve months, or that such additional capital will be available when required on terms acceptable to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Since our portfolio of cash equivalents and short-term investments is of a short-term nature, and since we have no borrowings outstanding, we are not subject to significant market price risk related to investments. However, our interest income is sensitive to changes in the general level of short-term U.S. interest rates. In this regard, a 1% change in short-term market interest rates would impact earnings by approximately $3.4 million over the next twelve months.

Our operating results are also exposed to weak economic conditions in foreign markets and changes in exchange rates, primarily between the U.S. dollar and the Euro, the Malaysian ringgit, and the Japanese yen. When the dollar strengthens against the Euro or the Yen, we experience a decrease in the value of sales in currencies other than the functional currency. In our European and Japanese markets, respectively, we are a net receiver of the Euro, and the Yen. As such, we benefit from a weaker dollar versus the Euro and the Yen. Our Malaysian operations are net payers of currencies other than the U.S. dollar. As such, our operating results may be adversely affected by a weaker U.S. dollar versus the Malaysian ringgit. To mitigate the short-term effect of changes in currency exchange rates on our foreign currency-based expenses, we purchase and hold Malaysian ringgits in advance of the due date of our underlying obligations.

Part II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

None.

Item 2.  CHANGES IN SECURITIES

During the quarter ended December 31, 1999, KPMG LLP acquired 40,000 shares of our Common Stock in a private transaction. In addition, the former shareholders of Entrega Technologies, Inc. acquired 408,588 shares of our Common Stock in a private transaction in which we acquired Entrega Technologies, Inc., a California corporation. On December 22, 1999, we filed a Registration Statement on Form S-3 to register all of the above referenced shares, which became effective on January 19, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on January 21, 2000. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each.


                                                                16  XIRCOM, INC.

Xircom, Inc.
OTHER INFORMATION

(a) The shareholders elected the following persons as directors of the Company with votes for and against (withheld) each nominee as shown in the following table.

                                                  Votes
Nominee                        Votes For        Withheld
---------------------------------------------------------
Michael F.G. Ashby            21,497,170         201,100
Kenneth J. Biba               21,497,313         200,957
Gary J. Bowen                 21,498,153         200,117
Dirk I. Gates                 21,498,553         199,717
J. Kirk Mathews               21,497,587         200,683
Carl E. Russo                 21,495,270         203,000
William J. Schroeder          21,498,253         200,017
Delbert W. Yocam              21,495,880         202,390

(b) The shareholders approved the adoption of the Company's 2000 Stock Option Plan. There were 12,218,728 votes in favor of, and 9,434,972 votes cast against, the proposal. There were 44,570 abstentions.

(c) The shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock the Company may issue. There were 16,640,160 votes in favor of, and 5,030,197 votes cast against, the proposal. There were 27,913 abstentions.

(d) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending September 30, 2000. There were 21,647,835 votes cast in favor of, and 18,951 votes cast against, the appointment of Ernst & Young LLP as independent auditors. There were 31,484 abstentions.

ITEM 5.  OTHER ITEMS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 3.1    Amended and Restated Articles of Incorporation of Xircom,
                    Inc.
     Exhibit 10.36 2000 Stock Option Plan of the Company, as adopted on January 21, 2000
     Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K

     We filed a Report on Form 8-K on November 10, 1999, pursuant to Item 5 ("Other Events"). We filed the report to provide supplemental financial statements and related disclosures, which reflect the combined Xircom and Entrega entities under pooling-of-interests accounting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                    XIRCOM, INC.
                                                         -----------------------
                                                                    (Registrant)

                  Date: February 14, 2000                      /s/ Dirk I. Gates
                        -----------------                -----------------------
                                                                   Dirk I. Gates
                                            Chairman of the Board, President and
                                                         Chief Executive Officer

                  Date: February 14, 2000                /s/ Steven F. DeGennaro
                        ------------------               -----------------------
                                                             Steven F. DeGennaro
                                                     Vice President, Finance and
                                                         Chief Financial Officer


                                                                17  XIRCOM, INC.