Form 10-Q
period 2000-03-31
XIRCOM INC
filed 2000-05-15
CIK 883905

SECURITIES AND EXCHANGE COMMISSION  WASHINGTON, D.C. 20549


FORM 10-Q

(Mark one)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarter ended March 31, 2000

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


There were 29,831,474 shares of the Registrant's $.001 par value Common Stock outstanding as of May 3, 2000.

PART I.    FINANCIAL INFORMATION

                                                                                               Page in Form 10-Q
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

Xircom, Inc.
PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       (Unaudited)
                                                                                        March 31         September 30
(In thousands)                                                                              2000                 1999
---------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                          $ 61,227             $135,630
     Short-term investments                                                              289,034                    -
     Accounts receivable, net                                                             46,007               38,012
     Income tax receivable                                                                 1,233                  300
     Inventories                                                                          21,333               23,563
     Deferred income taxes                                                                15,195               15,195
     Other current assets                                                                  7,843                9,696
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     441,872              222,396

Property and equipment, net                                                               55,235               40,536
Other assets                                                                              12,596               12,564
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $509,703             $275,496
---------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Notes payable                                                                      $      -             $  9,138
     Accounts payable                                                                     18,613               31,591
     Accrued liabilities                                                                  41,665               42,235
     Accrued income taxes                                                                      -                3,952
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 60,278               86,916

Deferred income taxes                                                                     13,660               13,660

Shareholders' equity:
     Common stock                                                                             30                   24
     Paid-in capital                                                                     392,663              151,925
     Accumulated other comprehensive loss                                                 (  462)                   -
     Retained earnings                                                                    43,534               22,971
---------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               435,765              174,920
---------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                              $509,703             $275,496
---------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

Xircom, Inc.
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                         Three months ended               Six months ended
(In thousands, except per share information)                                 March 31,                        March 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                           2000           1999              2000            1999
--------------------------------------------------------------------------------------------------------------------------------

Net sales                                                              $111,250       $101,872          $235,361        $200,370
Cost of sales                                                            61,880         58,643           128,918         117,707
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                             49,370         43,229           106,443          82,663

Operating expenses:
 Research and development                                                 8,640          5,439            16,209          10,988
 Sales and marketing                                                     23,526         20,928            48,358          40,347
 General and administrative                                               4,743          3,668             9,135           7,008
 Provision for customer insolvency                                        4,150              -             4,150               -
 Acquisition-related non-recurring charges                                    -              -             2,865               -
 Amortization of goodwill and other
   acquisition-related intangibles                                          610              -             1,218               -
 -------------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                            41,669         30,035            81,935          58,343
--------------------------------------------------------------------------------------------------------------------------------
Operating income                                                          7,701         13,194            24,508          24,320

Other income, net                                                         2,749            478             3,374             762
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               10,450         13,672            27,882          25,082

Provision for income taxes                                                2,612          4,211             7,319           8,012
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $  7,838       $  9,461          $ 20,563        $ 17,070
--------------------------------------------------------------------------------------------------------------------------------


Basic earnings per share                                               $    .26       $    .39          $    .74        $    .72
Diluted earnings per share                                             $    .25       $    .37          $    .69        $    .67
--------------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

Xircom, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

Six Months Ended March 31                                                                2000                 1999
------------------------------------------------------------------------------------------------------------------
Operating activities:
 Net income                                                                         $  20,563             $ 17,070
 Adjustments to derive cash flows from operating activities:
   Depreciation and amortization                                                        9,093                5,011
   Non-cash charges                                                                     1,483                    -
   Foreign currency exchange (gain) loss                                                1,668                 (258)
   Changes in assets and liabilities:
     Accounts receivable                                                               (7,995)              (4,069)
     Inventories                                                                        2,230               (2,370)
     Other current assets                                                               1,853               (1,444)
     Accounts payable and accrued liabilities                                         (13,905)               3,346
     Income taxes                                                                      (4,885)               6,407
------------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                             10,105               23,693
------------------------------------------------------------------------------------------------------------------

Investing activities:
 Purchases of short-term investments                                                 (794,461)                   -
 Sales of short-term investments                                                      505,427                    -
 Purchases of property and equipment                                                  (22,613)              (9,439)
 Other                                                                                 (1,211)              (1,902)
------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                               (312,858)             (11,341)
------------------------------------------------------------------------------------------------------------------

Financing activities:
 Proceeds from issuance of Common Stock                                               228,666               11,899
 Tax benefit related to employee stock option and stock purchase plans                  4,672                5,331
 Repurchase of Common Stock                                                                 -              (19,775)
 Net proceeds (repayments) of notes payable                                            (4,988)               1,862
------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                  228,350                 (683)
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  (74,403)              11,669
Cash and cash equivalents at beginning of period                                      135,630              105,814
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $  61,227             $117,483
------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
 Cash paid for income taxes                                                         $   7,497             $  1,424
 Non-cash transactions--Common Stock issued in lieu of indebtedness                 $   7,382             $      -
------------------------------------------------------------------------------------------------------------------


See Notes to Condensed Consolidated Financial Statements.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Basis of presentation
The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1999, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 2000, the consolidated statements of income for the three- and six-month periods ended March 31, 2000 and 1999, and cash flows for the six-month periods ended March 31, 2000 and 1999, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Current Report on Form 8-K dated November 10, 1999. The results of operations for the three- and six-month periods ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Inventories
Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  March 31       September 30
(In thousands)                        2000               1999
-------------------------------------------------------------
Finished goods                     $ 8,854            $12,757
Subassemblies                        2,111                492
Work-in-process                      1,954              3,578
Component parts                      8,414              6,736
-------------------------------------------------------------
                                   $21,333            $23,563
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

Provision for customer insolvency
During the quarter ended March 31, 2000, the Company recorded a provision for customer insolvency of $4.2 million related to the bankruptcy filings of MicroAge, Inc. in the United States and two European subsidiaries of CHS Electronics, Inc.

Foreign currency transactions
The functional currency of most of the Company's foreign subsidiaries is the U.S. dollar. However, beginning October 1, 1999, the majority of the Company's sales in Europe are denominated in the Euro, and as such, the functional currency of the Company's European trading subsidiary has been changed to the Euro. Translation adjustments are recorded in Accumulated other comprehensive loss.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has a program to manage its foreign currency risk. As part of this program, the Company enters into forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in a currency other than the functional currency. These contracts are designated as effective hedges and accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in Other income, net. There were no outstanding forward contracts as of March 31, 2000.

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

(In thousands)

Three Months Ended March 31           2000          1999
--------------------------------------------------------

Weighted average number of
 shares--basic                      29,692        24,122

Effect of dilutive
 securities:
 Employee stock options              1,962         1,455
 Warrants                                -           221
 Other                                   -            25
--------------------------------------------------------
Weighted average number
of shares--diluted                  31,654        25,823
--------------------------------------------------------

(In thousands)

Six Months Ended March 31             2000          1999
--------------------------------------------------------
Weighted average number
of shares--basic                    27,766        23,851

Effect of dilutive securities:
 Employee stock options              2,014         1,470
 Warrants                                -           172
 Other                                   -            55
--------------------------------------------------------
Weighted average number of
 shares--diluted                    29,780        25,548
--------------------------------------------------------

Comprehensive income
During the three and six month periods ended March 31, 2000, total comprehensive income was $7,632,000 and $20,101,000, respectively. The difference between net income and total comprehensive income relates to the Company's foreign currency translation adjustments.

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

Separate financial information of the combined entities for the three- and six-month periods ended March 31, 1999 was as follows:

(In thousands)

Three Months Ended March 31       Xircom            Entrega
-----------------------------------------------------------
Net sales                          $ 97,684         $ 4,188
Operating income (loss)              14,443          (1,249)
Net income (loss)                    10,829          (1,368)
Total assets                        218,202           8,015
Total liabilities                    64,184          12,757
-----------------------------------------------------------

(In thousands)

Six Months Ended March 31           Xircom          Entrega
-----------------------------------------------------------
Net sales                          $193,706         $ 6,664
Operating income (loss)              27,642          (3,322)
Net income (loss)                    20,603          (3,533)
Total assets                        218,202           8,015
Total liabilities                    64,184          12,757
-----------------------------------------------------------

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Separate diluted earnings per share for Xircom were $0.42 and $0.81 for the three- and six- month periods ended March 31, 1999.

Acquisition-related non-recurring charges
The Company incurred approximately $2.9 million of non-recurring transaction and transition charges during the six-month period ended March 31, 2000, related to the acquisition of Entrega. Transaction charges include certain fees and accounting and legal expenses. Transition charges include costs of severance and future operating lease payments related to facilities that were vacated.

Common stock offering
On December 9, 1999, the Company sold 4,600,000 shares of Common Stock (including the exercise of the underwriters' over-allotment option) in an underwritten public offering at a price of $51.25, and realized net proceeds of approximately $223.3 million.

Effects of recent accounting pronouncements
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements."
SAB 101 provides guidance for revenue recognition under certain circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the third quarter of the fiscal year ended September 30, 2000.
The effect of adopting SAB 101 is currently being evaluated, however, the Company does not believe the effects of adoption will be material to its financial position or results of operations.

Reclassifications
Certain reclassifications of previously reported amounts have been made to conform to the current period's presentation.

Segment information
The table below presents information about the Company's reportable segments for the three- and six-month periods ended March 31, 2000 and 1999.

(In thousands)                                            Branded             OEM            Unallocated         Total
--------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
Net sales                                                    $ 76,502           $34,748           $      -        $111,250
Operating income                                             $ 18,751           $10,296           $(21,346)       $  7,701
Other income, net                                            $    -             $   -             $  2,749        $  2,749
Income before income taxes                                   $ 18,751           $10,296           $(18,597)       $ 10,450
--------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999
Net sales                                                    $ 88,551           $13,321           $  -            $101,872
Operating income                                             $ 22,003           $ 3,140           $(11,949)       $ 13,194
Other income, net                                            $    -             $   -             $    478        $    478
Income before income taxes                                   $ 22,003           $ 3,140           $(11,471)       $ 13,672
--------------------------------------------------------------------------------------------------------------------------
Six months ended March 31, 2000
Net sales                                                    $169,979           $65,382           $    -          $235,361
Operating income                                             $ 45,133           $19,672           $(40,297)       $ 24,508
Other income, net                                            $    -             $   -             $  3,374        $  3,374
Income before income taxes                                   $ 45,133           $19,672           $(36,923)       $ 27,882
--------------------------------------------------------------------------------------------------------------------------
Six months ended March 31, 1999
Net sales                                                    $169,881           $30,489           $    -          $200,370
Operating income                                             $ 40,264           $ 7,246           $(23,190)       $ 24,320
Other income, net                                            $    -             $   -             $    762        $    762
Income before income taxes                                   $ 40,264           $ 7,246           $(22,428)       $ 25,082
--------------------------------------------------------------------------------------------------------------------------

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

Results of Operations
---------------------
The following table sets forth the income statements as a percentage of net sales:

                                                              Three months ended                    Six months ended
                                                                   March 31                             March 31
----------------------------------------------------------------------------------------------------------------------------
                                                                 2000               1999                2000            1999
----------------------------------------------------------------------------------------------------------------------------

Net sales                                                       100.0%             100.0%              100.0%          100.0%
Cost of sales                                                    55.6%              57.6%               54.8%           58.7%
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                     44.4%              42.4%               45.2%           41.3%
Operating expenses:
 Research and development                                         7.8%               5.3%                6.9%            5.5%
 Sales and marketing                                             21.1%              20.5%               20.5%           20.2%
 General and administrative                                       4.3%               3.6%                3.9%            3.5%
 Provision for customer insolvency and
  acquisition-related charges and amortization                    4.3%                 -%                3.5%              -%
----------------------------------------------------------------------------------------------------------------------------
                                                                 37.5%              29.4%               34.8%           29.2%
----------------------------------------------------------------------------------------------------------------------------
Operating income                                                  6.9%              13.0%               10.4%           12.1%
Other income, net                                                 2.5%               0.4%                1.4%            0.4%
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                        9.4%              13.4%               11.8%           12.5%
Provision for income taxes                                        2.4%               4.1%                3.1%            4.0%
----------------------------------------------------------------------------------------------------------------------------
Net income                                                        7.0%               9.3%                8.7%            8.5%
----------------------------------------------------------------------------------------------------------------------------


Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales
Net sales increased 9% to $111.3 million and 17% to $235.4 million for the three- and six-month periods ended March 31, 2000, from $101.9 million and $200.4 million from the corresponding prior-year periods. We derive net sales principally from shipments of Integrated PC Card and PC Card products with Fast Ethernet, Ethernet and Token Ring local area network ("LAN"), modem, and multifunction LAN and modem ("Combo cards") functionality (collectively "adapter products"), which connect notebook PCs to networks, the Internet and online services. We also derive net sales from shipments of USB port expansion solution products, which enable users to add peripheral devices to their computer via a single USB connection, and sub-handheld or "wearable information accessory" products.

The increase in net sales was primarily due to increased shipments of Ethernet PC Cards and Combo cards. We attribute this increase to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of our adapter products by our OEM customers. We believe this growth in sales of our adapter products by OEM customers may be indicative of several factors:

* Increased growth rate in shipments of notebook PCs, which in turn require network and modem connections;
* An increase in the rate that notebook PCs are attached to information sources; and,
* Continued increased market acceptance of our Combo cards and Fast Ethernet cards within our RealPort and RealPort2 Integrated PC Card families of products.

These increases in our adapter products were partially offset by a decrease in the volume of sales we made of lower margin modem-only products. Total unit shipments of adapter products for the three- and six-month periods ended March 31, 2000 increased 42% and 40%, respectively, from the corresponding prior year periods, but average selling prices declined due to increased competition in the market for adapter products and an increased shipment mix of Fast Ethernet cards, which generally have lower average selling prices than Combo cards.

Net sales by our distribution customers (the "branded" business) declined by 14% during the three-month period ended March 31, 2000 as compared to the corresponding prior-year period. We believe this decline was due primarily to a slow-down in notebook computer deployments by several of our large enterprise customers during the first two months of the quarter and to a lesser extent a shift in fulfillment of orders through the OEM channel as opposed to the distribution channel. Net sales of adapter products in the branded business during the third month of the quarter returned to the levels we expected entering the quarter.

Revenues from our products as a percentage of total revenues were as follows:


Three Months Ended March 31             2000        1999
---------------------------------------------------------
LAN Adapters                             32%           26%
LAN+Modem                                55%           60%
Modem                                     9%           10%
USB port expansion system                 3%            4%
Other                                     1%            -%
---------------------------------------------------------


Six Months Ended March 31               2000         1999
---------------------------------------------------------
LAN Adapters                             33%           27%
LAN+Modem                                55%           59%
Modem                                     8%           11%
USB port expansion system                 3%            3%
Other                                     1%            -%
---------------------------------------------------------

International sales. Total international sales (shipments to customers located outside the U.S.) were 51% and 52% of total net sales for the three- and six-month periods ended March 31, 2000, compared to 57% and 56% for the comparable prior year periods. Net sales from our adapter cards grew at a faster rate in the U.S. than in the Europe and the Asia-Pacific regions during the first and second quarters of fiscal 2000 from the comparable prior year periods.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross profit
Gross profit consists of net sales less cost of sales. Cost of sales includes material, labor, manufacturing overhead and other costs of sales. Other costs of sales include provisions for excess and obsolete inventory, warranty expense and royalty payments to licensors of software incorporated into our products. Gross profit margins were 44.4% and 45.2% for the three- and six-months ended March 31, 2000, compared to 42.4% and 41.3% for the corresponding prior-year periods. The increase in gross profit as a percentage of net sales was primarily attributable to:

* The greater product mix and higher gross margins of our RealPort Integrated PC Card family of products versus the comparably featured Type II PC Card products;
* A decrease in our fixed manufacturing costs as a percentage of sales; and,
* A decrease sales of our modem-only products, which typically generate lower gross profit margins than our other products.

These increases in gross profit as a percentage of sales were partially offset by a greater mix of sales to our OEM customers versus our distribution partners, which generally result in lower gross profit margins.

Operating expenses
We increased our research and development expenses in the three-and six-month periods ended March 31, 2000 by 59% and 48% as compared to the corresponding prior-year periods as a result of our decision to increase staffing and expenditures to support expanded branded and OEM product offerings, including our RealPort2 Integrated PC Cards, PortStation and PortGear port expansion systems, CompactCard, Rex wearable information accessories and NetStation, an all-in-one conference room networking device. We expect total expenditures for research and development to increase through fiscal 2000 due to our planned expenditures on product enhancements and new product introductions.

Our sales and marketing expenses increased by 12% and 20% in the three-and six-month periods ended March 31, 2000 as compared to the corresponding prior-year periods primarily due to:

* Additional staffing and sales and marketing activities required to support expanded branded markets;
* Expansion of operations in our regional headquarters in Tokyo, Japan;
* Expansion of our OEM sales organization;
* Expenses to support new products such as the PortStation and PortGear port expansion, CompactCard, Rex wearable information accessories, and NetStation conference room networking lines of products.

As we pursue further product and market expansion activities, we expect sales and marketing expenses for fiscal 2000 to increase.

Our general and administrative expenses increased by 46% and 48% for the three- and six-month periods ended March 31, 2000 as compared to the corresponding prior-year periods to support growth in our organization and continued expenditures on our information systems hardware and software. We expect general and administrative expenses to increase during the remainder of fiscal 2000.

Provision for customer insolvency
During the quarter ended March 31, 2000, we recorded a provision for customer insolvency of $4.2 million related to the bankruptcy filings of MicroAge, Inc. in the United States and two European subsidiaries of CHS Electronics, Inc.

Acquisition-related non-recurring charges
As a result of our acquisition of Entrega in October 1999, we recorded approximately $2.9 million of non-recurring transaction and transition charges. Transaction charges include certain fees and accounting and legal expenses. Transition charges include costs of severance and future operating lease payments related to facilities we have vacated.

Amortization of goodwill and other acquisition-related intangibles
As a result of our acquisition of the Rex product line in September 1999, we recorded goodwill and other acquisition-related intangibles of approximately $10.9 million, and are amortizing them over 5 years.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income, net
Other income, net includes interest and dividend income we earn from our cash and short-term investments and early payment discounts, offset by early payment discounts taken by our customers and foreign currency transaction gains and losses. The increase in Other income, net for the three- and six-month period ended March 31, 2000 compared to the corresponding prior-year periods was due primarily to increased interest income resulting from a higher total balance of cash and short-term investments and higher interest rates, partially offset by an increase in foreign exchange losses.

Income taxes
Our effective income tax rate for the three- and six-month periods ended March 31, 2000 were 25.0% and 26.2% as compared to 30.8% and 31.9% for the corresponding prior-year periods. The difference between our effective tax rates and the 35% federal statutory tax rate was due primarily to use of tax preferred investments, and benefits from the tax holiday status of our operations in Malaysia, which expires in 2000, offset partially by state income taxes. We intend to seek renewal of the tax holiday before its expiration but we cannot assure that this renewal or extension will be received. In addition, we have invested some of our short-term investments and cash equivalents in tax preferred investment vehicles to further reduce our effective tax rate. An income tax benefit has not been recorded for the losses attributable to Entrega during the 1999 fiscal period since such losses have been utilized at the shareholder level based on Entrega's S-Corporation status during that period.

Risk Factors
------------

We Face the Risk of Being Unable to Remain Competitive in the Mobile Information Access Industry.
The market for notebook PC Card adapters has grown rapidly since the Personal Computer Memory Card International Association ("PCMCIA") introduced a standard form factor for PC Card LAN adapters in 1993. Companies in the PC, desktop LAN adapter and modem industries with greater name recognition and greater financial resources than us, have a significant presence in the PC Card adapter market.
As a result, we have faced increased competition in our industry. Actions by our competitors, which continue to influence this competitive environment, include price reductions, new product introductions, promotional efforts, and changes in the level of channel inventory. We expect competition to remain intense and as a result, we may lose some of our business to our competitors. Further, we believe that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels than earned from such products in the past.

We face the risk of being unable to compete if our manufacturing facility becomes unable to produce our products efficiently.
Our manufacturing facility, located in Malaysia, produces substantially all of our PC Card adapter products. We may be unable to achieve significant additional efficiencies from this facility. If we are unable to achieve additional cost reductions through increased production or manufacturing efficiencies we may be unable to keep pace with our competitors' cost or price reductions to an extent necessary to maintain or increase our market share without adversely affecting gross profit margins. In addition, interruptions in the supply of products could occur if we are unable to accurately forecast demand levels, or react sufficiently rapidly to changes. This in turn could adversely affect future sales. We also face risks associated with maintaining production facilities overseas, including management of a distant and remote manufacturing facility, currency fluctuations and potential instability in the local country. This is particularly of concern to us in light of recent economic and political uncertainty in Malaysia and in Asia generally.

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

We face certain risks as a result of our international sales and manufacturing activities.
Our sales may be subject to government controls and other risks such as:

* Federal restrictions on export;
* Export licenses;
* Trade restrictions;
* Changes in tariff and freight rates;
* Currency fluctuations; and,
* Political instability.

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

Foreign currency fluctuations could adversely affect our results.
We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. We do substantially all our manufacturing at our facility in Malaysia and we operate a sales and marketing headquarters located in Belgium. As a result a significant portion of our operating expenses are denominated in the Malaysian ringgit and the Euro. The majority of our international sales were denominated in U.S. dollars in 1999 and prior fiscal years. However, beginning with fiscal year 2000, the majority of our international sales are denominated in the Euro. We are currently hedging against fluctuations with respect to the Euro and will continue to evaluate the impact of the Euro on our foreign exchange exposure. We hedge only Euro currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and do not hedge anticipated foreign currency cash flows. This hedging activity is intended to offset the impact of currency fluctuations on certain nonfunctional currency assets and liabilities.

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

We face the risk of being unable to manufacture our products because we are dependent on a limited number of qualified suppliers for our components. Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture our products may fluctuate. Because some components, including custom chipsets, are available from sole suppliers, we risk having an inadequate supply of components due to a number of factors, including:

* Supplier manufacturing constraints;
* Excess of demand versus supply;
* National political or economic changes; and,
* Other risks not within our control.

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

With the proliferation of new products and rapidly changing technology in the mobile information access market, there has been a significant volume of

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

patents or similar intellectual property rights held by third parties. Given the nature of our products and development efforts, there are risks that third parties could assert patent or intellectual property rights claims against us. These risks include the cost of licensing or designing around a given technology. If a claimant refuses to offer such a license on terms acceptable to us, there is a risk of incurring substantial litigation or settlement costs regardless of the merits of the allegations. In the event of litigation, if we do not prevail we may be required to pay significant damages and/or to cease sales and production of infringing products.

We currently use software licensed from third parties in certain of our Combo, modem-only, Token Ring, port expansion system and wearable information accessory products. Our operating results could be adversely affected by a number of factors relating to this third-party software, including:

* Failure by a licensor to accurately develop, timely introduce, promote or support the software;
* Delays in shipment of our products;
* Excess customer support or product return costs experienced by us due to errors in licensed software; or,
* Termination of our relationship with such licensors.

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

We face the risk of being unable to integrate effectively processes, products or businesses that we create or acquire.
The recent acquisition of Entrega and certain assets of the Rex product line, including intellectual property, inventory and fixed assets, from Franklin Electronic Publishers, must be integrated with our existing business structure. If we are ineffective in integrating Entrega and the Rex assets within our business or fail to do so with acquisitions that we have made in the past or may make in the future, we may face disruptions to our business activities, and our business may be seriously harmed.

We face the risk of being unable to renew our tax holiday status in Malaysia.
We have received tax holiday status on our manufacturing operations in Malaysia. Under this tax holiday, the earnings of our manufacturing subsidiary are not taxable in Malaysia. This tax holiday expires in 2000, and we cannot be assured that we will be able to renew or extend this tax holiday.

The Company is also subject to additional risk factors as identified in its Current Report on Form 8-K dated November 10, 1999.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000 we had $61.2 million in cash and cash equivalents and $289.0 million in short-term investments. Our operating activities provided cash of approximately $10.1 million during the six-month period ended March 31, 2000, primarily due to net income before depreciation and amortization expense and non-cash charges being offset by an increase in accounts receivable and a decrease in accounts payable and other accrued liabilities. Our accounts receivable increased primarily due to higher revenues while accounts payable and other accrued liabilities decreased primarily due to the timing of payment for material inventory purchases.

We used $312.9 million of cash in investing activities during the six-month period ended March 31, 2000, primarily for $289.0 million in net purchases of short-term investments and $22.6 million in capital expenditures. Our short-term

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

investments consist of financial instruments, including auction rate securities with interest rates or dividends that reset within 90 days, but with longer-term underlying contractual maturities. Our capital expenditures were for information systems hardware and software and for increased headcount, and the purchase of manufacturing equipment for use in our Penang, Malaysia facility. We anticipate an increase in our rate of capital expenditures over the next twelve months for information systems hardware and software and our anticipated move to a new leased corporate facility during the 2001 fiscal year.

Our financing activities provided $228.4 million in cash during the six-month period ended March 31, 2000. This was primarily the result of $223.3 in net proceeds from the sale of 4,600,000 shares of our Common Stock (including the exercise of the underwriters' over-allotment option) in an underwritten public offering at a price of $51.25, and from the issuance of common stock through stock option exercises and employee stock purchase plans. In addition, during the six-month period ended March 31, 2000 we used cash of $5.0 million to repay notes payable and generated $4.7 million in cash from tax benefits from our employee stock option and stock purchase plans.

We have an unsecured bank credit facility allowing borrowings up to $25.0 million. We also have credit facilities totaling $5.5 million, denominated in Malaysian ringgit, with banks in Malaysia. We had no borrowings outstanding and approximately $30.2 million in borrowings available under our credit facilities as of March 31, 2000.

We believe that cash on hand, borrowings available under our existing facilities or from other financing sources, and cash provided by operations will be sufficient to support our working capital and capital expenditure requirements for at least the next twelve months. However, there can be no assurances that future cash requirements to fund operations will not require us to seek additional capital sooner than the twelve months, or that such additional capital will be available when required on terms acceptable to us.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Since our portfolio of cash equivalents and short-term investments is of a short-term nature, and since we have no borrowings outstanding, we are not subject to significant market price risk related to investments. However, our interest income is sensitive to changes in the general level of short-term U.S. interest rates. In this regard, a 1% change in short-term market interest rates would impact income before income taxes by approximately $3.5 million over the next twelve months.

Our operating results are exposed to weak economic conditions in foreign markets and changes in exchange rates, primarily between the U.S. dollar and the Euro, the Malaysian ringgit, and the Japanese yen. When the dollar strengthens against the Euro or the Yen, we experience a decrease in the value of sales in currencies other than the functional currency. In our European and Japanese markets, respectively, we are a net receiver of the Euro and the Yen. As such, we benefit from a weaker dollar versus the Euro and the Yen. Our Malaysian operations are net payers of currencies other than the U.S. dollar. As such, our operating results may be adversely affected by a weaker U.S. dollar versus the Malaysian ringgit. To mitigate the short-term effect of changes in currency exchange rates on our foreign currency-based expenses, we purchase and hold Malaysian ringgits in advance of the due date of our underlying obligations. In addition, we hedge our Euro currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies by utilizing forward contracts. This hedging program reduces, but does not eliminate, the impact of Euro currency exchange rate movements.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES

Xircom, Inc.
OTHER INFORMATION

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER ITEMS
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27  Financial Data Schedule

(b)  Reports on Form 8-K

1) On January 19, 2000, we filed a report on Form 8-K relating to the Company's financial results for the three-month period ended December 31, 1999, as presented in a press release dated January 18, 2000.

2) On March 24, 2000, we filed a report on Form 8-K relating to the Company's revised second-quarter revenue and earnings estimates for the three-month period ending March 31, 2000, as presented in a press release dated March 24, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    XIRCOM, INC.
                                                          ----------------------
                                                                    (Registrant)

                   Date: May 15, 2000                          /s/ Dirk I. Gates
                         -------------            ------------------------------
                                                                   Dirk I. Gates
                                            Chairman of the Board, President and
                                                         Chief Executive Officer

                          Date: May 15, 2000             /s/ Steven F. DeGennaro
                                -------------            -----------------------
                                                             Steven F. DeGennaro
                                                     Vice President, Finance and
                                                         Chief Financial Officer