Form 10-Q
period 2000-06-30
XIRCOM INC
filed 2000-08-14
CIK 883905

SECURITIES AND EXCHANGE COMMISSION  WASHINGTON, D.C. 20549


FORM 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended June 30, 2000

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-19856

XIRCOM, INC.
2300 Corporate Center Drive
Thousand Oaks, California 91320
Telephone: (805) 376-9300

California  (State of incorporation)

95-4221884  (IRS Employer Identification No.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

There were 29,924,333 shares of the Registrant's $.001 par value Common Stock outstanding as of August 4, 2000.

Xircom, Inc.

TABLE OF CONTENTS

                                                                                                  Page in Form 10-Q
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets                                                                3

          Condensed Consolidated Statements of Operations                                                      4

          Condensed Consolidated Statements of Cash Flows                                                      5

          Notes to Condensed Consolidated Financial Statements                                               6-9

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                    10-18

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                                                   18

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                                                   18

ITEM 2.   CHANGES IN SECURITIES                                                                               18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                                                     18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                 18

ITEM 5.   OTHER ITEMS                                                                                         18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                 18-19

SIGNATURES                                                                                                    19

Xircom, Inc.

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                         June 30       September 30
(In thousands)                                                                              2000               1999
--------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                          $129,310           $135,630
     Short-term investments                                                              230,432                  -
     Accounts receivable, net                                                             53,230             38,012
     Income tax receivable                                                                 1,102                300
     Inventories                                                                          18,473             23,563
     Deferred income taxes                                                                15,195             15,195
     Other current assets                                                                  6,792              9,696
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     454,534            222,396

Property and equipment, net                                                               61,206             40,536
Other assets                                                                              56,640             12,564
--------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $572,380           $275,496
--------------------------------------------------------------------------------------------------------------------


Current liabilities:
     Notes payable                                                                      $      -            $ 9,138
     Accounts payable                                                                     20,408             31,591
     Accrued liabilities                                                                  47,309             42,235
     Accrued income taxes                                                                      -              3,952
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 67,717             86,916

Deferred income taxes                                                                     14,321             13,660

Shareholders' equity:
     Common stock                                                                             31                 24
     Paid-in capital                                                                     452,295            151,925
     Accumulated other comprehensive loss                                                   (411)                 -
     Retained earnings                                                                    38,427             22,971
--------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               490,342            174,920
--------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                              $572,380           $275,496
--------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                                                 3  XIRCOM, INC.

Xircom, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                       Three months ended           Nine months ended
(In thousands, except per share information)                                June 30,                     June 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                         2000          1999           2000          1999
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                            $126,706      $108,439       $362,067      $308,809
Cost of sales                                                          72,203        61,634        201,121       179,341
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                                           54,503        46,805        160,946       129,468

Operating expenses:
 Research and development                                               8,845         6,520         25,054        17,508
 Sales and marketing                                                   23,856        22,604         72,214        62,951
 General and administrative                                             4,851         3,671         13,986        10,679
 In-process research and development and other
    acquisition-related non-recurring charges                          19,535             -         22,400             -
 Amortization of goodwill and other
    acquisition-related intangibles                                       544             -          1,762             -
 Provision for customer insolvency                                          -             -          4,150             -
--------------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                          57,631        32,795        139,566        91,138
--------------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                (3,128)       14,010         21,380        38,330
Other income, net                                                       2,828           554          6,202         1,316
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                        (300)       14,564         27,582        39,646
Provision for income taxes                                              4,807         4,700         12,126        12,712
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $(5,107)      $ 9,864        $15,456      $ 26,934
--------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share                                       $  (.17)       $  .41         $  .54        $ 1.12
Diluted earnings (loss) per share                                     $  (.17)       $  .39         $  .51        $ 1.06
--------------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.
                                                              4  XIRCOM, INC.

Xircom, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)
Nine Months Ended June 30                                                                   2000              1999
------------------------------------------------------------------------------------------------------------------
Operating activities:
  Net income                                                                        $     15,456      $     26,934
  Adjustments to derive cash flows from operating activities:
       Depreciation and amortization                                                      14,490            10,471
       Write-off of in-process research and development                                   19,535                 -
       Non-cash charges                                                                    1,745                 -
       Foreign currency exchange (gain) loss                                               3,069              (434)
       Changes in assets and liabilities:
         Accounts receivable                                                             (14,767)          (16,097)
         Inventories                                                                       5,090             1,921
         Other current assets                                                              2,946              (481)
         Accounts payable and accrued liabilities                                        (12,733)            7,763
         Income taxes                                                                      3,914            13,674
------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                               38,745            43,751
------------------------------------------------------------------------------------------------------------------

Investing activities:
  Purchases of short-term investments                                                 (1,138,119)                -
  Sales of short-term investments                                                        907,687                 -
  Purchases of property and equipment                                                    (33,084)          (14,428)
  Other                                                                                   (2,346)             (578)
------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                 (265,862)          (15,006)
------------------------------------------------------------------------------------------------------------------

Financing activities:
  Issuance of Common Stock                                                               233,648            13,536
  Repurchase of Common Stock                                                              (7,863)          (19,775)
  Net proceeds (repayments) of notes payable                                              (4,988)            1,862
------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                    220,797            (4,377)
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                      (6,320)           24,368
Cash and cash equivalents at beginning of period                                         135,630           105,814
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $    129,310      $    130,182
------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
  Cash paid for income taxes                                                        $      7,899      $      4,268
  Non-cash transactions--Common Stock issued in
     lieu of indebtedness                                                           $      7,382      $          -
------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                                                                 5  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 1999, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2000, the consolidated statements of operations for the three- and nine-month periods ended June 30, 2000 and 1999, and cash flows for the nine-month periods ended June 30, 2000 and 1999, in accordance with generally accepted accounting principles. The accompanying financial statements are condensed and do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Current Report on Form 8-K dated November 10, 1999. The results of operations for the three- and nine-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                               June 30       September 30
(In thousands)                    2000               1999
---------------------------------------------------------
Finished goods                 $ 5,849            $12,757
Subassemblies                    1,090                492
Work-in-process                  3,210              3,578
Component parts                  8,324              6,736
---------------------------------------------------------
                               $18,473            $23,563
---------------------------------------------------------

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 will be effective for the fourth quarter of the Company's fiscal year ending September 30, 2001. The effect of adopting SAB 101 is currently being evaluated, however, the Company does not believe the effects of adoption will be material to its financial position or results of operations.

Provision for customer insolvency

During the nine-month period ended June 30, 2000, the Company recorded a provision for customer insolvency of $4.2 million related to the bankruptcy filings of MicroAge, Inc. in the United States and two European subsidiaries of CHS Electronics, Inc.

                                                                 6  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has a program to manage its foreign currency risk. As part of this program, the Company enters into forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in a currency other than the functional currency. These contracts are designated as effective hedges and, accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in Other income, net. There were no outstanding forward contracts as of June 30, 2000.

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

(In thousands)

Three Months Ended June 30           2000        1999
-------------------------------------------------------
Weighted average number of
  shares--basic                    29,882      24,273
Effect of dilutive securities:
  Employee stock options                -       1,058
  Warrants                              -          44
  Other                                 -          39
-------------------------------------------------------
Weighted average number of
shares--diluted                    29,882      25,414
-------------------------------------------------------


(In thousands)

Nine Months Ended June 30            2000        1999
-------------------------------------------------------
Weighted average number of
 shares--basic                     28,471      23,991
Effect of dilutive securities:
  Employee stock options            1,893       1,333
  Warrants                              -         114
  Other                                 -          65
-------------------------------------------------------
Weighted average number of
 shares--diluted                   30,364      25,503
-------------------------------------------------------

For the three months ended June 30, 2000, common stock equivalent shares such as employee stock options have been excluded from the computation of diluted weighted average shares as their effect would be anti-dilutive.

Comprehensive income (loss)

During the three- and nine-month periods ended June 30, 2000, total comprehensive income (loss) was ($5,056,000) and $15,045,000, respectively. The difference between net income (loss) and total comprehensive income (loss) relates to the Company's foreign currency translation adjustments.

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

Acquisition of Omnipoint Technologies, Inc.

On June 27, 2000, the Company purchased all of the outstanding shares of Omnipoint Technologies, Inc.

                                                                 7  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

("OTI") from VoiceStream Wireless Corporation. OTI is a developer and integrator of advanced wireless communication technologies such as Global System for Mobile Communication ("GSM") and General Packet Radio Services ("GPRS") which will provide users access to mobile internet protocol ("IP") based data.

The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the tangible and intangible net assets acquired on the basis of their respective fair values on the acquisition date. The fair value of intangible assets was determined based upon an independent valuation using a combination of methods, including an income approach for the acquired in-process technologies, an avoided cost approach for the customer base and a cost approach for the value of the workforce-in-place.

Under the terms of the agreement, Xircom issued 1,201,079 shares valued at $50 million, in exchange for all outstanding shares of OTI. In addition, Xircom assumed certain liabilities totaling approximately $5 million, unvested employee stock options with an in-the-money value of approximately $8.3 million, and other acquisition related expenses of approximately $400,000. The total purchase price was allocated to tangible assets of $900,000 and intangible assets, including in-process research and development of $19.5 million, customer base of $500,000, workforce-in-place of $1.2 million and goodwill of $42.3 million.

Goodwill is being amortized over its estimated useful life of five years. The other acquired intangible assets are being amortized over their estimated useful lives of three to five years. The amount allocated to acquired in-process research and development was charged to expense upon completion of the acquisition because technological feasibility had not been established and no future alternative uses existed. To determine the value of in-process research and development, the expected future cash flows, including costs to achieve technological feasibility, were discounted at an after-tax rate of 25%, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology.

As of the acquisition date, it was estimated that the projects under development, which primarily related to GSM and GPRS technologies, were approximately 85% and 20% complete. These projects are expected to be completed within the next twelve months.

This allocation is preliminary and subject to adjustments as the Company completes its review and evaluation of the acquired assets and assumed liabilities.

The following unaudited pro forma financial information presents the combined results of operations of the Company and OTI as if the acquisition had occurred as of the beginning of each period presented, after giving effect to certain adjustments, including amortization of goodwill and intangible assets, but excludes the non-recurring charge for the write-off of in-process research and development related to OTI.

(In thousands except per share amounts)

Nine Months Ended June 30                  2000        1999
-------------------------------------------------------------
Net sales                              $362,761    $312,608
Net income                              $21,353     $14,779
Pro forma earnings per share:
Basic                                    $  .72      $  .62
Diluted                                  $  .67      $  .55

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

Other acquisition-related non-recurring charges
During the nine-month period ended June 30, 2000 the Company incurred approximately $2.9 million of non-recurring transaction and transition charges related to the acquisition of Entrega. Transaction charges include certain fees and accounting and legal expenses. Transition charges include costs of severance and future operating lease payments related to facilities that were vacated.

                                                                 8  XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shareholders' equity

On December 9, 1999, the Company sold 4.6 million shares of Common Stock (including the exercise of the underwriters' over-allotment option) in an underwritten public offering at a price of $51.25, and realized net proceeds of approximately $223.3 million. In June 2000, the Company announced that its Board of Directors has authorized the repurchase of up to 1.5 million shares of its common stock. The stock repurchase plan is intended to offset dilution caused by the issuance of shares and assumption of employee stock options by Xircom in connection with its acquisition of OTI. During the three months ended June 30, 2000, the Company repurchased approximately 168,000 shares of its common stock at a total cost of $ 7.9 million under the repurchase program. Through August 4, 2000, the Company repurchased an additional 1.2 million shares of its common stock for $47 million.

Reclassifications

Certain reclassifications of previously reported amounts have been made to conform to the current period's presentation.

Segment information

The table below presents information about the Company's reportable segments for the three- and nine-month periods ended June 30, 2000 and 1999.

(In thousands)                                   Branded             OEM     Unallocated         Total
-------------------------------------------------------------------------------------------------------
Three months ended June 30, 2000

  Net sales                                   $   76,130        $ 50,576       $      -     $  126,706
   Operating income (loss)                    $   20,342        $ 14,454       $(37,924)    $   (3,128)
   Other income, net                          $        -        $      -       $  2,828     $    2,828
   Income (loss) before income taxes          $   20,342        $ 14,454       $(35,096)    $     (300)
-------------------------------------------------------------------------------------------------------
Three months ended June 30, 1999

   Net sales                                  $   88,185        $ 20,254       $      -     $  108,439
   Operating income                           $   22,442        $  4,526       $(12,958)    $   14,010
   Other income, net                          $        -        $      -       $    554     $      554
   Income before income taxes                 $   22,442        $  4,526       $(12,404)    $   14,564
-------------------------------------------------------------------------------------------------------

Nine months ended June 30, 2000

   Net sales                                  $  246,109        $115,958       $      -     $  362,067
   Operating income                           $   65,475        $ 34,126       $(78,221)    $   21,380
   Other income, net                          $        -        $      -       $  6,202     $    6,202
   Income before income taxes                 $   65,475        $ 34,126       $(72,019)    $   27,582
-------------------------------------------------------------------------------------------------------
Nine months ended June 30, 1999

   Net sales                                  $  258,066        $ 50,743       $      -     $  308,809
   Operating income                           $   62,706        $ 11,772       $(36,148)    $   38,330
   Other income, net                          $        -        $      -       $  1,316     $    1,316
   Income before income taxes                 $   62,706        $ 11,772       $(34,832)    $   39,646
-------------------------------------------------------------------------------------------------------

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

Results of Operations
---------------------

The following table sets forth the statements of operations as a percentage of net sales:

                                                                Three months ended             Nine months ended
                                                                     June 30                        June 30
-------------------------------------------------------------------------------------------------------------------
                                                                2000           1999            2000          1999
-------------------------------------------------------------------------------------------------------------------
Net sales                                                     100.0%         100.0%          100.0%        100.0%
Cost of sales                                                  57.0%          56.8%           55.5%         58.1%
-------------------------------------------------------------------------------------------------------------------
Gross profit                                                   43.0%          43.2%           44.5%         41.9%
Operating expenses:
  Research and development                                      7.0%           6.0%            6.9%          5.7%
  Sales and marketing                                          18.8%          20.9%           20.0%         20.4%
  General and administrative                                    3.8%           3.4%            3.9%          3.4%
  Provision for customer insolvency and acquisition-
    related charges and amortization                           15.9%             -%            7.8%            -%
-------------------------------------------------------------------------------------------------------------------
                                                               45.5%          30.3%           38.6%         29.5%
-------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                        (2.5)%         12.9%            5.9%         12.4%
Other income, net                                               2.3%           0.5%            1.7%          0.4%
-------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                              (0.2)%         13.4%            7.6%         12.8%
Provision for income taxes                                      3.8%           4.3%            3.3%          4.1%
-------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              (4.0)%          9.1%            4.3%          8.7%
-------------------------------------------------------------------------------------------------------------------

Net sales

Net sales increased 17% to $126.7 million and $362.1 million during the three- and nine-month periods ended June 30, 2000, from $108.4 million and $308.8 million during the corresponding prior-year periods. We derive net sales principally from shipments of Integrated PC Card, PC Card and Mini-PCI card products (collectively "adapter products"). The adapter products connect notebook PCs to networks, the Internet and online services using the following functionalities:

 .    Fast Ethernet, Ethernet and Token Ring local area network ("LAN");

 .    Modem; and,

 .    Multifunction LAN and modem ("Combo cards").

We also derive net sales from shipments of USB port expansion solution products, which enable users to add peripheral devices to their computer via a single USB connection, sub-handheld or "wearable information accessory" products, and the NetStation(TM) product family (our all-in-one conference room networking device for notebook and handheld PC users).

The increase in net sales was primarily due to increased shipments of Fast Ethernet PC Cards and Combo cards. We attribute this increase to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of our adapter products by our OEM customers.

Our OEM channel sales during the three- and nine-month periods ended June 30, 2000 increased by

                                                                 10 XIRCOM, INC.

Xircom, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

150% and 129% over the corresponding prior-year periods. We believe this growth in sales of our adapter products by OEM customers may be indicative of several factors:

 .    Increased growth rate in shipments of notebook PCs, which in turn require network and modem connections;

 .    An increase in the rate that notebook PCs are attached to information sources;

 .    Continued increased market acceptance of our Combo cards and Fast Ethernet cards within our RealPort(R) and RealPort2(TM)Integrated PC Card families of products; and,

 .    An increase in shipments of our MiniPCI cards, which provide OEMs a flexible and low cost configuration alternative for communications functionality in notebook computers and handheld PCs.

Net sales by our distribution customers (the "branded" business) declined by 14% and 5% during the three- and nine-month periods ended June 30, 2000 as compared to the corresponding prior-year periods. We believe this decrease is primarily due to a shift in fulfillment of orders through the OEM channel as opposed to the distribution channel.

Total unit shipments of adapter products for the three- and nine-month periods ended June 30, 2000 increased 52% and 44%, respectively, from the corresponding prior year periods, but average selling prices declined due to increased competition in the market for adapter products and an increased shipment mix of MiniPCI cards which have lower selling prices than PC cards.

Revenues from our products as a percentage of total revenues were as follows:


Three Months Ended June 30            2000       1999
-------------------------------------------------------
LAN Adapters                           32%        31%
LAN+Modem                              59%        54%
Modem                                   7%        10%
Other                                   2%         5%
-------------------------------------------------------


Nine Months Ended June 30             2000       1999
-------------------------------------------------------
LAN Adapters                           32%        28%
LAN+Modem                              57%        57%
Modem                                   7%        11%
Other                                   4%         4%
-------------------------------------------------------

International sales. Total international sales (shipments to customers located outside the U.S.) were 46% and 50% of total net sales for the three-and nine-month periods ended June 30, 2000, compared to 52% and 55% for the comparable prior year periods. Net sales from our adapter cards grew at a faster rate in the U.S. than in the Europe and the Asia-Pacific regions during the three- and nine-month periods ended June 30, 2000 as compared to the corresponding prior-year periods.

Gross profit

Gross profit consists of net sales less cost of sales. Cost of sales includes material, labor, manufacturing overhead and other costs of sales. Other costs of sales include provisions for excess and obsolete inventory, warranty expense and royalty payments to certain licensers of software incorporated into our products. Gross profit margins were 43.0% and 44.5% for the three- and nine-month periods ended June 30, 2000, compared to 43.2% and 41.9% for the corresponding prior-year periods. The increase in gross profit as a percentage of net sales during the nine-month period ended June 30, 2000 was primarily attributable to:

 .    The greater product mix and higher gross margins of our RealPort Integrated
     PC Card family of products versus the comparably featured Type II PC Card products;

 .    A decrease in our fixed manufacturing costs as a percentage of sales; and,

 .    A decrease in sales of our modem-only products, which typically generate lower gross profit margins than our other products.

These increases in gross profit as a percentage of sales were partially offset by a greater mix of sales to our OEM customers versus our distribution partners, which generally result in lower gross profit margins.


                                                                11  XIRCOM, INC.

Xircom, Inc.

Operating expenses

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We increased our research and development expenses in the three-and nine-month periods ended June 30, 2000 by 36% and 43% as compared to the corresponding prior-year periods as a result of our decision to increase staffing and expenditures to support expanded branded and OEM product offerings, including our RealPort2 Integrated PC Cards, PortStation(TM) and PortGear(TM) port expansion systems, CompactCard(TM) adapters, Rex(R) wearable information accessories and NetStation products. We expect total expenditures for research and development to continue to increase through the remainder of fiscal 2000 due to our planned expenditures on product enhancements and new product introductions, and our development of wireless data solutions for wireless wide area, local area and personal area networks for mobile technology customers.

Our sales and marketing expenses increased by 6% and 15% in the three-and nine-month periods ended June 30, 2000 as compared to the corresponding prior-year periods primarily due to:

 .    Additional staffing and sales and marketing activities required to support expanded branded markets;

 .    Expenses to support new products such as the PortStation and PortGear port expansion systems, CompactCard adapters, Rex wearable information accessories, and NetStation conference room networking lines of products;

 .    Expansion of our OEM sales organization; and,

 .    Expansion of operations in our regional headquarters in Tokyo, Japan.

As we pursue further product and market expansion activities, we expect sales and marketing expenses for the remainder of fiscal 2000 to continue to increase.

Our general and administrative expenses increased by 32% and 31% for the three- and nine-month periods ended June 30, 2000 as compared to the corresponding prior-year periods to support growth in our organization and continued expenditures on our information systems hardware and software. We expect general and administrative expenses to increase during the remainder of fiscal 2000.

In-process research and development and other acquisition-related non-recurring charges.

As a result of our acquisition of Entrega in October 1999, we recorded approximately $2.9 million of non-recurring transaction and transition charges. Transaction charges include certain fees and accounting and legal expenses. Transition charges include costs of severance and future operating lease payments related to facilities we have vacated.

During the third quarter of fiscal 2000, we recorded a charge of $19.5 million for the write-off of in-process research and development as a result of our acquisition of OTI. We based the amounts allocated to in-process research and development on established valuation techniques in the high technology industry. As of the date of the OTI acquisition, the projects associated with the in-process efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, we charged these amounts to expense on the date of the acquisition.

We determined the fair value of the in-process research and development technology by using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculation of 25% was derived from a weighted average cost of capital analysis, adjusted upward to reflect risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. We assumed no material expense reductions or synergies as a result of integrating the acquired in-process technology and, therefore, the valuation assumptions do not include such anticipated cost savings. As of the acquisition date, we estimated that the projects under development, which primarily related to GSM and GPRS technologies, were approximately 85% and 20% complete. These projects are expected to be completed within the next twelve months.


                                                                12  XIRCOM, INC.

Xircom, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Amortization of goodwill and other acquisition-related intangibles

As a result of our acquisition of the Rex product line in September 1999 and OTI in June 2000, we recorded goodwill and other acquisition-related intangible assets of approximately $55 million, and are amortizing them over 3 to 5 years.

Provision for customer insolvency

During the nine-month period ended June 30, 2000, we recorded a provision for customer insolvency of $4.2 million related to the bankruptcy filings of MicroAge, Inc. in the United States and two European subsidiaries of CHS Electronics, Inc.

Other income, net

Other income, net is primarily comprised of interest and dividend income we earn from our cash and short-term investments, offset by early payment discounts taken by our customers and foreign currency transaction gains and losses. The increase in Other income, net for the three- and nine-month periods ended June 30, 2000 compared to the corresponding prior-year periods was due primarily to increased interest income resulting from a higher total balance of cash and short-term investments and higher interest rates, partially offset by an increase in foreign exchange losses.

Income taxes

We recognized a provision for income taxes of $4.8 million for the three months ended June 30, 2000. Our effective tax rate for the three months ended June 30, 2000 was higher than the expected rate primarily due to the write-off of non-deductible in-process research and development charges related to our acquisition of OTI, partially offset by the use of tax preferred investments, and benefits from the tax holiday status of our operations in Malaysia.

Our effective income tax rate for the nine-month period ended June 30, 2000 was 44.0% as compared to 32.1% for the corresponding prior-year period. The difference between our effective tax rates and the 35% federal statutory tax rate was due primarily to the factors discussed above and state income taxes. We intend to seek renewal of the tax holiday of our operations in Malaysia before its expiration on October 31, 2000, but we cannot assure that a renewal or extension will be received. In addition, we have invested some of our short-term investments and cash equivalents in tax preferred investment vehicles to further reduce our effective tax rate. An income tax benefit has not been recorded for the losses attributable to Entrega during the 1999 fiscal period since such losses have been utilized at the shareholder level based on Entrega's S-Corporation status during that period.

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

Our sales may be subject to government controls and other risks such as:

 .    Federal restrictions on export;

 .    Export licenses;

 .    Trade restrictions;

 .    Changes in tariff and freight rates;

 .    Currency fluctuations;

 .    Economic instability; and,

 .    Political instability.

As a result of recent and potential factors such as currency fluctuations and economic instability impacting international markets, we could encounter difficulties in accessing new and existing international markets or experience increased credit risks. Such credit risks could include insolvency of customers or other impairments of customers' ability to repay amounts owed to us. These credit risks could also include insolvency of vendors or other impairments of our vendors' ability to supply materials to us.

Foreign currency fluctuations could adversely affect our results.

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. We do substantially all our manufacturing at our facility in Malaysia and we operate sales and marketing headquarters located in Belgium, Singapore and Japan. As a result a significant portion of our operating expenses are denominated in the Malaysian ringgit, the Euro, the Singapore dollar and the Japanese yen. The majority of our international sales were denominated in U.S. dollars in 1999 and prior fiscal years. However, beginning with fiscal year 2000, the majority of our international sales are denominated in the Euro. We hedge certain foreign currency fluctuations , and continue to evaluate the impact of such foreign currencies on our foreign exchange exposure. We only hedge foreign currency exposures associated with certain assets and liabilities denominated in nonfunctional currencies and do not hedge anticipated foreign currency cash flows. This hedging activity is intended to offset the financial impact of foreign currency fluctuations on certain nonfunctional currency assets and liabilities, but this hedging activity may not be successful in fully offsetting such financial impact.

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

Our net sales can be affected by changes in the quantity of products that our distributor and OEM customers maintain in their inventories. We believe that our distribution partners carry relatively low quantities of our inventory compared to that of our competitors'. We also have taken steps, beginning in the second quarter of fiscal 1999, to reduce the levels of inventory maintained by our OEM customers. We believe that these actions enable us to react more quickly to changes in market demand. However, we may also be affected more directly and more rapidly by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite our efforts to minimize channel inventory exposure, distribution partners and OEM customers may still choose to reduce their inventories below current levels, which could cause a reduction in our net sales.

We face the risk of being unable to compete if we are not able to develop new products in a timely manner.

Our success is dependent on our ability to continue to introduce new products with advanced features, functionality and solutions that our customers demand. We may be unable to continue to timely introduce new products that are accepted by the market, or that sell through to end users in quantities sufficient to make the products viable for the long-term. Sales of our new products may negatively impact sales of existing products. In addition, we may have difficulty establishing our products' presence in markets where we do not currently have significant brand recognition.

We face the risk of being unable to successfully market wireless wide area network products.

Our wireless wide area network product strategy is dependent on the success of wireless carriers in their efforts to deploy GPRS and its packet switching capabilities in their wireless GSM networks. We may be unable to achieve sell through of our wireless wide area network products to end users in commercially viable quantities if carriers fail to:

 .    Successfully complete GPRS network trials;

 .    Incorporate GPRS infrastructure into their GSM networks;

 .    Achieve satisfactory  throughput speeds; or,

 .    Market GPRS capable terminals in commercial quantities.

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

If networking capability is included in extension modules to PCs or in the PC itself, it could result in a reduction in the demand for add-on networking devices. Our ability to retain our market share and operating results are also dependent on continued growth in the underlying markets for notebook networking products, and notebook computers, and the notebook-to-network connection rate.

We face the risk that we could become involved in intellectual property disputes and may be unable to enforce our intellectual property rights.

We may not be able to protect our intellectual property adequately through patent, copyright, trademark and other protection. For example, patents issued to us may not be upheld as valid if litigation over the patent were initiated. Alternatively, competitors may succeed in designing around the claims of issued patents, thereby avoiding infringement of applicable patents. If we are unable to protect or enforce our intellectual property adequately, it could allow competitors to duplicate our technology or may otherwise limit any competitive technological advantage we may have. Because of the rapid pace of technological change in the communications industry we believe our success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of our proprietary rights. However, we will aggressively assert our intellectual property rights when necessary.

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

The recently acquired OTI business must be integrated with our existing business structure. If we are ineffective in integrating OTI within our business or fail to do so with acquisitions that we have made in the past or may make in the future, we may face disruptions to our business activities, and our business may be seriously harmed.

We face the risk of being unable to renew our tax holiday status in Malaysia.

We have received tax holiday status on our manufacturing operations in Malaysia. Under this tax holiday, the earnings of our manufacturing subsidiary are not taxable in Malaysia. This tax holiday expires in October 2000, and we cannot be assured that we will be able to renew or extend this tax holiday.

The Company is also subject to additional risk factors as identified in its Current Report on Form 8-K dated November 10, 1999.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2000 we had $129.3 million in cash and cash equivalents and $230.4 million in short-term investments. Our operating activities provided cash of approximately $38.7 million during the nine-month period ended June 30, 2000, primarily due to net income before depreciation and amortization expense and in-process research and development and non-cash charges being offset by an increase in accounts receivable and a decrease in accounts payable and other accrued liabilities. Our accounts receivable increased primarily due to higher revenues while accounts payable and other accrued liabilities decreased primarily due to the timing of payment for material inventory purchases.

We used $265.9 million of cash in investing activities during the nine-month period ended June 30, 2000, primarily for $230.4 million in net purchases of short-term investments and $33.1 million in capital expenditures. Our short-term investments consist of financial instruments, including auction rate securities with interest rates or dividends that reset within 90 days, but with longer-term underlying contractual maturities. Our capital expenditures were for information systems hardware and software and for increased headcount, and the purchase of manufacturing equipment for use in our Penang, Malaysia facility. We anticipate an increase in our rate of capital expenditures over the next twelve months for information systems hardware and software, and the anticipated moves of our corporate headquarters to a new leased facility in Thousand Oaks, California and of our Wireless Technology Group (formerly OTI) to a new leased facility in Colorado Springs, Colorado.

Our financing activities provided $220.8 million in cash during the nine-month period ended June 30, 2000. This was primarily the result of $223.3 in net proceeds from the sale of 4,600,000 shares of our Common Stock (including the exercise of the underwriters' over-allotment option) in an underwritten public offering at a price of $51.25, and from the issuance of common stock through stock option exercises and employee stock purchase plans. In addition, during the nine-month period ended June 30, 2000 we used cash of $5.0 million to repay notes payable. These increases were partially offset by the use of $7.9 million to repurchase 168,000 shares of our stock under a plan authorized by our board of directors in June 2000 to offset the dilution caused by the shares issued and options assumed related to the OTI acquisition. Through August 4, 2000, we used $47 million to repurchase an additional 1.2 million shares of our common stock.

We have an unsecured bank credit facility allowing borrowings up to $25.0 million. We also have credit facilities totaling $5.5 million, denominated in Malaysian ringgit, with banks in Malaysia. We had no borrowings outstanding and approximately $30.2 million in borrowings available under our credit facilities as of June 30, 2000.

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

Since our portfolio of cash equivalents and short-term investments is of a short-term nature, and since we have no borrowings outstanding, we are not subject to significant market price risk related to investments. However, our interest income is sensitive to changes in the general level of taxable and tax-free short-term U.S. interest rates. Based on our investment mix and balances as of June 30, 2000, had average short term market interest rates for taxable and tax-free securities been 100 and 70 basis points lower over the last twelve months, our interest income and income before taxes would have been approximately $3.1 million lower.

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

Part II. Other Information
Item 1.  Legal Proceedings
None.

Item 2.  Changes in Securities
During the quarter ended June 30, 2000, VoiceStream Wireless Corporation acquired 1,201,079 shares of our Common Stock in a private transaction in which we acquired Omnipoint Technologies, Inc., a Delaware corporation.

Item 3.  Defaults Upon Senior Securities
None.

Item 4.  Submission of Matters to a Vote of Security Holders
None.

Item 5.  Other Items
None.

Item 6.  Exhibits and Reports on Form 8-K
(a) Exhibits
    Exhibit 10.37 Agreement and Plan of Reorganization by and among VoiceStream
                  Wireless Corporation, Omnipoint Finance, LLC, Omnipoint Technology Holdings, Inc., Xircom, Inc., and OTHI Acquisition Co. dated as of June 12, 2000.
    Exhibit 27    Financial Data Schedule

(b) Reports on Form 8-K
    1) On April 20, 2000, we filed a report on Form 8-K relating to the Company's financial results for the three and six-month periods ended March 31, 2000, as presented in a press release dated April 17, 2000.

    2) On June 15, 2000 we filed a report on Form 8-K to file two press releases issued by us on June 13, 2000. The first press release announced the signing of the definitive agreement for the acquisition by Xircom of Omnipoint Technologies, Inc. from VoiceStream Wireless Corporation. The second press release announced a stock

                                                                18  XIRCOM, INC.

Xircom, Inc.

PART II -- OTHER INFORMATION

          repurchase program to be initiated by Xircom contingent on the closing of the acquisition of Omnipoint Technologies, Inc.

     3) On June 28, 2000, we filed a report on Form 8-K to announce that on June 22, 2000, the Hart-Scott-Rodino Act waiting period expired, and on June 27, 2000, Xircom, Inc. completed its acquisition of Omnipoint Technologies, Inc. from VoiceStream Wireless Corporation.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    XIRCOM, INC.
                                                         -----------------------
                                                                    (Registrant)

Date: August 14, 2000                                          /s/ Dirk I. Gates
      ---------------                                    -----------------------
                                                                   Dirk I. Gates
                                            Chairman of the Board, President and
                                                         Chief Executive Officer

Date: August 14, 2000                                    /s/ Steven F. DeGennaro
      ---------------                                    -----------------------
                                                             Steven F. DeGennaro
                                                     Vice President, Finance and
                                                         Chief Financial Officer

                                                                19  XIRCOM, INC.