Form 10-K
period 2000-09-30
XIRCOM INC
filed 2000-12-04
CIK 883905

SECURITIES AND EXCHANGE COMMISSION WASHINGTON DC 20549


FORM 10-K

(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Based on the closing sale price of the Common Stock on the Nasdaq Stock Market on November 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $378,832,637. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant's Common Stock, $.001 par value, was 29,698,692 as of November 1, 2000.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on January 19, 2001.

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

Xircom is a leading global provider of mobile networking and information access solutions for mobile computer users. Our connectivity solutions allow mobile users worldwide to connect notebook and handheld computers to corporate networks, the Internet, intranets, extranets, and other online resources. We are focused on the design, development, manufacture, marketing and support of mobile information access products for notebook and handheld computers and other computing devices. Our products are recognized for innovative technology, high reliability and broad compatibility. We sell and support our products in over 100 countries through distributors, resellers, electronic channels and global original equipment manufacturer ("OEM") partnerships. Headquartered in Thousand Oaks, California, we have regional headquarters in Belgium and Singapore, and have 1,900 employees worldwide.

We were founded in 1988, and pioneered the use of the personal computer ("PC") parallel port to connect notebook PCs to local area networks ("LANs"). Our Pocket LAN Adapter(TM) product established the mobile information access market, and by 1992, had become the leading solution for connecting notebook PCs to LANs. In 1992, we became the first company in the industry to ship a LAN adapter compliant with the standards set by the Personal Computer Memory Card International Association ("PCMCIA" or "PC Card"). In 1994 and 1995, we expanded our offerings to include multi-function LAN+Modem ("Combo card") and modem-only PC Cards. In 1998, we introduced our patented RealPort(TM) Integrated PC Card with its built-in connector system, which eliminates external cables and solves a major problem faced by mobile users of PC Cards--broken, lost or forgotten cables and broken pop-out jacks.

In June 2000, we announced an acquisition, which is strategic to our positioning as a unique provider of both wired and wireless data access solutions. On June 27, 2000, we acquired Omnipoint Technologies Inc. ("OTI") from VoiceStream(TM) Wireless Corporation ("VoiceStream"). Concurrent with the acquisition of OTI, we formed an alliance with VoiceStream, the largest US provider of Global System for Mobile Communications ("GSM")-based personal communications services. The acquisition and strategic alliance are expected to enhance our position in the wireless data access market by adding GSM, and General Packet Radio Service ("GPRS") products and technology to our Wide Area Network ("WAN") data access solutions, and provide us with an entry into a GSM market estimated to reach 400 million users worldwide by the year-end 2001. We further expect that this acquisition and alliance with VoiceStream will allow us to provide GSM and GPRS wireless solutions enabling mobile users to access the Internet, retrieve email, and connect to home and office networks with speeds up to 115 Kbps, depending upon network operators' service offerings.

In 1999, we entered the market for sub-handheld devices by purchasing the Rex(R) PC Card Organizer product line from Franklin Electronic Publishers, Incorporated. During November 2000, we introduced the REX 6000 MicroPDA. The Rex 6000 MicroPDA is a micro-personal digital assistant ("MicroPDA"), which includes a touch screen and stylus for input and access of data, and allows the user to customize and download web content through our www.rex.net website. The Rex
                                               -----------
family of products includes an organizer, contact list, to-do list, memo pad, world clock, and web synchronization capability, all in a PC Card form factor.

During January 2000, we extended our RealPort Integrated PC Card family, which features built-in connectors, with the RealPort2(TM) Integrated PC Card. The RealPort2 Integrated PC Card can be used alone or mixed and matched with other RealPort2 Integrated PC Cards, enabling notebook users to purchase the exact combination of communication technologies that they need.

                                                                  2 XIRCOM, INC.

In 1999 we began shipping our first MiniPCI form factor 56K modems, and during the first half of fiscal 2000 began shipping MiniPCI form factor LAN Adapters and Combo cards. MiniPCI provides OEMs with a flexible and low cost configuration alternative for communications functionality in notebook computers and handheld PCs. It incorporates the same essential electronics, functionality, and software drivers of standard PCI expansion devices into a very small daughter card that OEMs can connect to the motherboard within the device.

During August 2000, we introduced our SpringPort Modem 56 GlobalACCESS Springboard(TM) module for the Handspring Visor. The SpringPort modem is designed for use with the Visor's Springboard(TM) expansion slot to provide users with remote access to information from their handheld computer.

Also during August 2000, we expanded our universal serial bus ("USB") product offerings through the introduction of our PortStation(TM) ADSL USB modem module allowing asynchronous digital subscriber line ("ADSL") Internet access at speeds over 100 times the download speed of a 56Kbps modem.

Market Background

LANs and the Internet offer greater productivity and lower systems costs by enabling workgroups and geographically dispersed organizations to share information, applications and resources, such as printers, file servers and communication devices. Wide area networking has created "enterprise networks" of broadly interconnected PCs that can access LANs from almost any location.

Simultaneous with the growth in both LANs and the Internet, continuing technological advances have been made in portable PCs, often referred to as laptop or notebook computers. An increasingly mobile workforce requiring a higher level of productivity is driving the growing use of notebook PCs. Today, mobile professionals travel frequently among a variety of locations including office, home, airport, automobile, hotel, branch offices or customer sites. In addition, notebooks PCs are becoming the machines of choice in the education market.

Competitive and productivity demands are requiring an ever-larger number of mobile professionals to maintain continual connectivity to their corporate intranets, email and the Internet. This trend toward mobile computing has resulted in the increased use of notebook PCs and handheld computing devices both on the road and in the office. International Data Corporation ("IDC") estimates that the total remote and mobile computing workforce in the U.S., including work extenders, mobile professionals, telecommuters and mobile data collectors, will be 42.5 million people in 2001, increasing to 55.4 million in 2004. These industry trends are creating a strong demand for notebook computers. IDC estimates that total worldwide notebook PC shipments will be 31.4 million units in 2001 and 46.3 million in 2004.

In connection with the growth of notebook PCs over the last several years, there has been a significant increase in the number of PC users accessing a corporate network, the Internet or an online service from a "remote" location. To do so requires a modem on the client PC or other computing device and a remote access server or communications server on the corporate network. The modem market has grown substantially over the last several years, and today nearly all notebook PCs are equipped with a modem.

The principal devices for portable computing connectivity are the PC Card, a credit card-sized electronic component that can be inserted into a slot on a portable computer, and the MiniPCI card, a very small daughter card that OEMs can connect to the motherboard within a PC. The PC Card and MiniPCI card can include a modem, LAN connection, or a combination of these. Cahners In-Stat Group estimates that in the year 2001 14.4 million PC Cards and 12.3 million MiniPCI LAN, modem and combo cards will be shipped worldwide.

We expect the proliferation of wireless-ready handheld computing and communications devices coupled with the reliance on data and messaging as a primary communications medium and the resultant demand for

                                                                  3 XIRCOM, INC.

connectivity to increase the already intense demand for continual connectivity. EMC World Cellular Database estimates that the market for GSM subscribers will grow from approximately 300 million at the end of 2000 to over 600 million by the end of 2003. EMC World Cellular Database also estimates that an additional 100 million TDMA (Time Division Multiple Access) subscribers will become part of this market when the IS-136 standard converges with GSM with the adoption of EDGE (Enhanced Data Rates for Global Evolution) in 2001-2002. Cahners In-Stat Group estimates that the market for worldwide wireless Internet subscribers will grow from 33 million in 2000 to nearly 743 million in 2004.

Product Considerations

We believe two major considerations are particularly important within our set of PC Card, Integrated PC Card and MiniPCI products: communication technologies and the evolution of form factor.

Communication Technologies. Our vision is to enable mobile information access in
--------------------------
an environment of varying communication options and at ever-increasing speeds. The table below presents a progression of communication technologies, along with projected communication speeds, from today into the future.

------------------------------ --------------------------- --------------------------- ---------------------------
Communication Options                   Present                     1+ Years                    2+ Years
------------------------------ --------------------------- --------------------------- ---------------------------
                               GSM/CDMA                    GPRS/1xRTT                  EDGE/3G
Wide Area Wireless             9.6-14.4Kb                  Up to 115Kb/144Kb           384Kb-2Mb
------------------------------ --------------------------- --------------------------- ---------------------------
                               802.11b                     802.11b                     802.11a/HiperLAN
Local Area Wireless            2-11Mb                      11Mb                        24Mb-57Mb
------------------------------ --------------------------- --------------------------- ---------------------------
                               Infrared                    Bluetooth                   Bluetooth
Personal Area Wireless         1-4Mb                       720Kb                       10Mb
------------------------------ --------------------------- --------------------------- ---------------------------
                               Ethernet                    Gigabit Ethernet            10G Ethernet
Local Area Wired               10/100Mb                    HPNA 10Mb
------------------------------ --------------------------- --------------------------- ---------------------------
                               V.90                        ADSL/Cable                  VDSL
Wide Area Wired                56Kb                        1-6Mb                       25-50Mb
------------------------------ --------------------------- --------------------------- ---------------------------

Evolution of Form Factor. We integrate the latest global communications
------------------------
technologies into more reliable and convenient form factors. Our first product, the Pocket Ethernet Adapter, made it possible for notebook PC users to access their corporate networks. As the mobile computing revolution began to take hold, smaller, less cumbersome internal adapters, rather than external solutions, were needed. We modified our products to the PC Card form factor, an internal adapter that required custom cable connectors. However, PC Card users cited cables as their number one problem, as they are prone to breakage or loss when moving from place to place.

We solved this problem for mobile users with our patented RealPort Integrated PC Card. It allows users to plug standard RJ-45 Ethernet and RJ-11 telephone cords directly into the integrated PC Card's built-in connectors, eliminating the need for proprietary cables.

This year, we enhanced the integrated PC Card design with the RealPort2 Integrated PC Card, with built-in connectors. The design of this card allows the user to use one RealPort2 adapter alone, or mix-and-match with another RealPort2 adapter, thereby purchasing only what is required to create a customized access solution.

MiniPCI provides OEMs a flexible and low cost configuration alternative for communications functionality in notebook computers and handheld PCs. It incorporates the same essential electronics, functionality, and software drivers of standard PCI expansion devices into a very small daughter card that OEMs can place inside the device. In 1999, we began shipping our first MiniPCI form factor 56K modems and Combo cards, and during the first half of fiscal 2000, began shipping MiniPCI form factor LAN Adapters.

                                                                  4 XIRCOM, INC.

The table below presents the PC Card form factor evolution and each form factor's percentage contribution to our total net sales for the 1999 and 2000 fiscal years.

 -------------------- ------------ ----------------- ------------------- ------------------ --------------------
     Form Factor        Pocket         PC Card         Integrated PC          MiniPCI       Integrated PC Card
                        Adapter                       Card (RealPort)                           (RealPort2)
  -------------------- ------------ ----------------- ------------------- ------------------ --------------------
       Year of           1990            1994               1998               1999                2000
    Introduction
 -------------------- ------------ ----------------- ------------------- ------------------ --------------------
   Characteristics       Fully        Removable       Fully Internal,     Fully Internal,     Fully Internal,
                       External     Internal Card,       Removable         Non-removable        Removable,
                                    External Cable                                             Mix-and-Match
                                      Connectors
 -------------------- ------------ ----------------- ------------------- ------------------ --------------------
  Revenue Contribution:

 -------------------- ------------ ----------------- ------------------- ------------------ --------------------
    Fiscal 2000            -             28%                57%                 6%                  4%
 -------------------- ------------ ----------------- ------------------- ------------------ --------------------
    Fiscal 1999            -             46%                50%                  -                   -
 -------------------- ------------ ----------------- ------------------- ------------------ --------------------

Other significant form factors are employed in connecting handheld computing devices to networks. Our SpringPort modem is designed for use with the Handspring(TM) Visor's(TM) Springboard(TM) expansion slot. Our CompactCard products are Type II CompactFlash+-compliant cards that are inserted into an external expansion slot on Pocket PC handheld devices to connect to networks.

Products

We classify our products into the following major categories. Discussions of products within these major categories follow.

Wired Products
 .    Integrated PC Card, PC Card, and MiniPCI products;
 .    Handheld adapter products;
 .    Conference room networking; and,
 .    Port expansion products.

Wireless Products
 .    PC Card adapter products;
 .    Handheld adapter products; and,
 .    Integrated solutions--modems and modules.

MicroPDA Products
 .    Rex micro-personal digital assistant ("MicroPDA").

Wired Products

PC Card, Integrated PC Card, MiniPCI Products.

Communication technologies--LAN. We believe we offer the industry's broadest
-------------------------------
family of PC Card LAN adapters that operate on Ethernet and Token Ring topologies and are compatible with all widely-used wiring. Our LAN adapters incorporate pre-configured software drivers that support over 50 different network operating systems and communication protocols. Most of our adapters include DOS-, Microsoft Windows-, Windows 95-, Windows 98-, Windows NT 4.0, and Windows 2000-based menu-driven software for simple, fast installation. Our SpringPort Modem 56 Global ACCESS Springboard modules support the Palm operating system. Our CompactCard Ethernet 10(TM) connects Pocket PC users to 10Mbps Ethernet networks.

We shipped the industry's first external parallel port LAN adapter, the Pocket Ethernet Adapter(TM), in May 1989, and shipped the first commercially available parallel port adapter for Token Ring networks, the Xircom

                                                                  5 XIRCOM, INC.

Pocket Token Ring Adapter(TM), in December 1989. Net sales from Pocket LAN Adapter products are now negligible, as the Integrated PC Card, PC Card and MiniPCI have become the preferred form factors for connecting notebook PCs to networks.

During 1991, the PCMCIA made the development of PC Cards possible by defining certain dimensional interface standards for use by a variety of PC peripherals, including memory cards, fax modems, LAN adapters and disk drives. The PC Card interface, or slot, is now incorporated into nearly all notebook computers, allowing users to insert the PC Card peripheral device, which is the size of a thick credit card. We were the first to ship an Ethernet LAN adapter card compliant with the PCMCIA standard in early 1993. Other first customer shipment dates of key LAN adapter products are as follows:

CreditCard Ethernet Adapter(TM)                                                           February 1993
CreditCard Token Ring Adapter(TM)                                                         December 1993
CreditCard Ethernet Adapter 10/100(TM)                                                        June 1996
CardBus Ethernet Adapter 10/100(TM) 32-bit                                                 October 1996
CreditCard Ethernet Adapter 10/100 (Second-generation)                                    November 1996
RealPort(TM) Ethernet 10/100--                                                              August 1998
  Features a built-in Ethernet connector for cable-free Ethernet connections
RealPort(TM) CardBus Ethernet 10/100                                                        August 1998
RealPort2(TM) Ethernet 10/100--                                                            January 2000
  Allows users to mix-and-match the exact combination of connectors needed
RealPort2(TM) CardBus Ethernet 10/100                                                      January 2000
MiniPCI Type 3B Ethernet 100                                                                   May 2000

Communication technologies--Combo. In February 1994, we began shipping the first
---------------------------------
Combo cards--PC Cards offering both a LAN adapter and a modem in a single PCMCIA card. The CreditCard Ethernet+ Modem(TM) adapter quickly achieved market acceptance and received a number of industry awards for technical excellence. We commenced shipments of the second-generation CreditCard Ethernet+Modem II(TM) adapter in September 1994 and in July 1995 were the first to ship in volume a combination PC Card product incorporating a V.34 modem with a LAN adapter. First customer shipment dates of key Combo card products are as follows:

CreditCard Ethernet+Modem                                                                            February 1994
CreditCard Ethernet+Modem II                                                                        September 1994
CreditCard Ethernet+Modem 28.8                                                                           July 1995
GlobalACCESS(TM) CreditCard Ethernet 10/100+Modem 33.6(TM) adapter--                                  January 1997
   Allows users to connect in over 160 countries
CreditCard Ethernet 10/100+Modem 56(TM) adapter--                                                        July 1997
   Incorporates a 56Kbps modem and 10/100Mbps Ethernet adapter in a single PC Card
RealPort Ethernet 10/100+Modem 56(TM)--                                                                   May 1998
   Features built-in modem, Ethernet and telephone pass-through connectors for cable-free
   Ethernet and modem connections
RealPort CardBus Ethernet 10/100+Modem 56(TM)                                                          August 1998
MiniPCI Type 1B Combo                                                                                   April 1999

Communication technologies--Modem. We commenced shipment of our first modem-only
---------------------------------
PC Card in September 1995. The original CreditCard Modem 28.8(TM) adapter incorporated the latest V.34 standard and broadened our remote access solutions by adding a modem-only option for notebook PC users who require high-speed remote access to corporate networks, commercial online service, or the Internet. First customer shipment dates of key modem-only adapters are as follows:

                                                                  6 XIRCOM, INC.

CreditCard Modem 28.8                                                                               September 1995
CreditCard Modem 33.6(TM) adapter--                                                                   October 1996
   Features the V.34-1996 standard
GlobalACCESS(TM) CreditCard Modem 56(TM) adapter--                                                       July 1997
   Allows users to connect in over 160 countries
CreditCard GSM(TM) PC Card--                                                                        September 1997
   Provides wireless data, fax and Short Message Service (SMS) communications using GSM cellular phones
RealPort Modem 56-GlobalACCESS(TM)--                                                                   August 1998
   Features built-in modem and telephone pass-through connectors for cable-free modem connections
RealPort Modem 56(TM)                                                                                 October 1998
RealPort CardBus Modem 56-GlobalACCESS(TM)                                                            October 1998
MiniPCI Type 1B Modem 56                                                                             February 1999
RealPort2 Modem 56-GlobalACCESS(TM)                                                                   January 2000
RealPort2 CardBus Modem 56-GlobalACCESS(TM)                                                          February 2000

Handheld Connectivity Solutions. In August 2000 we began shipping our SpringPort(TM) Modem 56 GlobalACCESS Springboard(TM) module for the Handspring(TM) Visor(TM). The SpringPort modem is a 56K V.90 modem, which enables users to rapidly synchronize, communicate, and exchange information worldwide. Our SpringPort modem is designed for use with the Visor's Springboard(TM) expansion slot and includes the integrated connector system first introduced in our patented RealPort PC Card products.

During June 1999, we began shipping our first products for handheld computers--the CompactCard line for Pocket PC machines. Our CompactCard Ethernet 10(TM) is a Type II CompactFlash+-compliant card that is inserted into an external expansion slot on Pocket PC handheld devices to connect to 10Mbps Ethernet networks. In January 2000, we began shipping our CompactCard Modem56 GlobalACCESS(TM) and CompactCard GSM(TM) products for Pocket PC handheld devices. The CompactCard line of products also ship with a Xircom CardCaddy(TM) converter that enables the CompactCard to fit larger handheld Type II PC Card slots.

Conference Room Networking. During April 2000, we began shipping our NetStation(TM) all-in-one conference room networking device for notebook and handheld PC users. This solution is designed to provide multiple mobile notebook and handheld PC users access to the corporate network from the conference room, eliminating the need for expensive customized networking furniture. The device ships in either four- or eight-port models, features built-in retractable Category 5 Ethernet cables, and can auto-negotiate 10 or 100 Mbps network speeds.

Port Expansion System. During August 2000, we expanded our universal serial bus ("USB") product offerings through the introduction of our PortStation(TM) ADSL USB modem module allowing asynchronous digital subscriber line ("ADSL") Internet access at speeds over 100 times the download speed of a 56Kbps modem. We entered the USB port expansion market during the fourth quarter of 1999, with the introduction of our PortStation port expansion system products. Our port expansion system products, marketed under the names PortStation and PortGear(TM) are lines of configurable products designed to offer a broad set of access and port expansion capabilities to both enterprise and small office/home office ("SOHO") users through a single USB connection to a PC. These port expansion system products also offer consumers a selection of standardized devices for peripheral-to-PC connectivity, including USB hubs, port converters and cables for PC and Apple platforms.

                                                                  7 XIRCOM, INC.

Our PortStation port expansion system products offer separate modules with individual connection ports, such as Ethernet LAN, ADSL and 56K modem, USB hub, serial port, and parallel port, and connect to a single USB port on the host PC. Mix-and-match port expansion modules snap together allowing the user to configure the system for specific needs. PortStation port expansion system products support a number of PC operating systems, including Microsoft Windows 95, Windows 98, Windows NT 4.0, and Windows 2000.

Wireless Products
PC Card Adapter Products--Wireless LAN. In September 2000, we introduced our CreditCard Wireless Ethernet Adapter for notebook PC users. Jointly developed with Cisco Systems, Inc., this wireless Ethernet adapter is a Type II PC Card that is compliant with the Institute of Electrical and Electronics Engineers ("IEEE") 802.11b high-rate standard and provides users with fast and secure wireless LAN access. Wireless LANs eliminate the need for cables and allow notebook users to roam freely in a building without physically connecting to the network. With a maximum data rate of 11 megabits per second, Wireless LANs offer performance comparable to a wired network enabling users with untethered access to real-time information anywhere within a building or corporate campus. Our CreditCard Wireless Ethernet Adapter can be used with Cisco Systems' Aironet Access Points, and supports Windows 95, 98, NT 4.0, and 2000.

Handheld Connectivity Solutions--Wireless Data module. In November 2000, we introduced our SpringPort Wireless Data module. When connected to a GSM, PCS, or PDC mobile phone, the module enables wireless Internet connection for Handspring Visor handheld computers. Our SpringPort Wireless Data module snaps into the Visor's Springboard expansion slot and connects via widely used mobile phones, to provide the user with unlimited wireless Internet access without incurring additional monthly service fees.

Integrated Solutions--modems and modules. Our RedHawk II product is a compact, GSM-based wireless data terminal that connects to virtually any device capable of generating or receiving data, from portable retail terminals to security systems, enabling cost-effective, applications-specific, two-way communications and control. This terminal uses GSM features such as:

     .    Voice;
     .    Data and messaging with security;
     .    Encryption; and,
     .    Message delivery acknowledgement.

Our RedHawk(TM) II product is compatible with GPRS-enabled systems and we expect it to be software-upgradeable to GPRS functionality in the near future.

The core of our RedHawk(TM) II module is our Eagle(TM) II, a self-contained GSM radio with full type approval, built for low-cost, application-specific, two-way communication control. Its modular design supports PCS 1900, GSM 900 and DCS 1800 for complete worldwide coverage. The Eagle II operates on two networks, 900/1900 and 900/1800, selectable by AT command. Our Eagle II product is also compatible with GPRS-enabled systems and we expect it to be software-upgradeable to GPRS functionality in the near future.

Both the RedHawk II and Eagle II products passed GSM formal type approval (FTA) in October 2000. The development of both the RedHawk II and Eagle II integrated solutions was in process by OTI as we acquired OTI and formed our Wireless Technology Group in June 2000.

MicroPDAs
REX PC Card Organizer. In September 1999, we acquired the REX PC Card Organizer product line, and thereby entered the market for sub-handheld or microPDA devices. The Rex solution is focused on making personal data readily available in a small form factor. Its functionality includes an organizer, contact list, to-do

                                                                  8 XIRCOM, INC.

list and memo pad, all of which synchronize through a PC Card slot or a docking cradle, with similar data resident on a host PC. The REX PC Card Organizer weighs approximately 1.4 ounces and is the same size as a standard notebook PC Card--small enough to fit comfortably into a small purse, wallet or shirt pocket.

REX 6000 MicroPDA. In November 2000, we introduced the REX 6000 MicroPDA which, in addition to the features offered by the REX PC Card Organizer, features a touch screen and stylus to enable users to input and access their organizer, contact list, to-do list and memo pad. Also, through our new website www.rex.net, users can customize and download web content including news, stock
-----------
quotes, sports and weather reports to the REX 6000 MicroPDA. The REX 6000 MicroPDA synchronizes with a host PC through a PC Card slot or a docking cradle, and is the same size as the REX PC Card Organizer.

Industry Leadership
We are a worldwide leader in simplifying the installation and configuration of PC Card mobile information access products by incorporating certain proprietary software coding in our installation routines. We have developed an intelligent Windows-based installation utility now shipping with most Xircom adapters. Although the Windows 95 operating system improved the installation process for PC Card adapters and other peripherals, add-on hardware often requires driver updates to enhance features or performance. Therefore, installation utilities and related driver software remains an important feature of the products.

We ship our products globally and have developed expertise in obtaining worldwide homologation including local telephone approvals in over 50 countries, including: France, Germany, the United Kingdom, Japan, Australia, the Netherlands, Denmark, Belgium and Austria. We have developed a modem design, which is a single, worldwide solution and has a programmable Data Access Arrangement ("DAA"). Xircom GlobalACCESS modem products offer notebook users one card for worldwide use, and CountrySelect(TM) software, which easily configures the modem DAA to local dialing conventions when traveling from country to country.

Device driver software is also a key component of our products. Device drivers allow the hardware and firmware (the software code which provides operating instructions to the hardware) to interact with the communications port on the PC in which the LAN adapter or modem is being installed (e.g., the PCMCIA, or CardBus slot). We design our leading products to operate with the major operating systems, including Microsoft Millennium, Windows 2000, Windows 98, Windows 95, Windows NT and Windows 3.1. We have also developed Driver Development Kits that include a library of software interfaces and source code examples to substantially reduce the time required for other network operating system vendors to develop drivers for our products. We believe that our family of products incorporates software drivers for a broader range of computers and network operating systems than any other family of external LAN adapters currently commercially available.

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

                                                                  9 XIRCOM, INC.

 .    Were first to ship a 32-bit CardBus adapter for connecting CardBus-equipped notebook computers to 10 Mbps and 100 Mbps networks;
 .    Were first to ship a 56 Kbps modem and a 100 Mbps Ethernet adapter on a single PC Card;
 .    Were first to ship an Integrated PC Card featuring built-in connectors and a 56 Kbps modem and a 10/100 Mbps Ethernet on a single Integrated PC Card;
 .    Passed GSM FTA (Formal Type Approval) on the Redhawk II, and Eagle II
     (900/1800) products.

Research and Development
The market for our products is characterized by rapidly changing technology, short product life cycles and evolving industry standards. We believe that technical innovation in our products is required to make them more desirable than other notebook connectivity solutions. Our expertise lies in developing small form factor products, which require a high degree of electronic component integration and careful circuitry design. In addition, use of Application Specific Integrated Circuits ("ASIC") reduces the number of semiconductor devices required in our products, resulting in lower manufacturing cost and higher product reliability. We use flash memory in our products to allow users to make enhancements or other changes by downloading software.

We expect customers for our wired and wireless PC Card and port expansion system products to continue to demand higher speeds and bandwidth. We are focusing our development efforts on new versions of our Integrated PC Card and PC Card LAN adapters (both 16-bit PC Card and 32-bit CardBus buses), modem-only cards, Combo cards and port expansion systems. Such new versions may combine LAN, modem, ISDN, digital subscriber line, cable modem, and local and wide area wireless communications technologies.

Our current research and development efforts include:

 .    Development of wireless Type II PC Cards with GSM/GPRS functionality, Dual
     Band 900/1800 and 900/1900 support;
 .    Development of wireless Springboard module for HandSpring Visor, with
     GSM/GPRS functionality;
 .    Development of high speed wireless devices including wireless wide area network, wireless LAN, and wireless personal area network products for PCs, handheld and MicroPDA products;
 .    Continued development of MicroPDA products to include features such as wireless connectivity, synchronization and download of data;
 .    Continued development of value-added services for our MicroPDA products, such as our www.rex.net website;
 .    Continued development of integrated solutions such as wireless data terminals using GSM, GPRS and other technologies;
 .    Continued development of communications adapters in the RealPort2,
     Springboard, and compact flash form factors;
 .    Cost reduction of current products;
 .    Ongoing feature enhancement of current products; and,
 .    Support for the Company's OEM customers, including continued development of
     Mini-PCI adapters.

We participate in leading organizations that drive industry standards. As an active industry participant, the Company has been able to ensure interoperability of its products with standard hardware platforms and operating systems. These organizations include:

 .    PCMCIA;
 .    Wireless Ethernet Compatibility Association ("WECA");
 .    Mobile Advisory Council ("MAC");
 .    Portable Computer and Communications Association ("PCCA");
 .    International Telecommunications Standards Users Group ("ITSUG") GSM
     working party;

                                                                 10 XIRCOM, INC.

 .    European Telecommunications Standards Institute ("ETSI");
 .    Bluetooth Special Interest Group;
 .    PCI Special Interest Group, Mini-PCI Working Group;
 .    USB Implementers Forum;
 .    IEEE 1384 Committee for high-speed serial expansion busses (FireWire);
 .    1394 Trade Association;
 .    HiperLAN/2 Global Forum;
 .    Compact Flash Association;
 .    ADSL Forum; and,
 .    WAP (Wireless Application Protocol) Forum.

We have adopted a Distributed Development Environment ("DDE") to facilitate the remote physical location of some of our engineers. DDE provides structured development methodologies and high-speed network links into our corporate development network. A key component of DDE is the use of our products by the engineers that develop and support them. We believe that DDE results in increased productivity and retention of key employees. Currently, program participants include engineers located in Austin, Texas; Provo and Alpine, Utah; and Kontich, Belgium.

Approximately 15% of our 1,900 employees were engaged in research and development activities as of September 30, 2000. During fiscal years 2000, 1999 and 1998, we incurred research and development expenditures of $37,847,000, $24,557,000 and $16,599,000, respectively.

Marketing
We sell our products primarily through domestic and international distributors. U.S. distributors include major national distributors of computers and networking equipment such as Ingram Micro Inc. ("Ingram Micro"), Tech Data Corporation ("Tech Data") and Merisel, Inc., and national reseller organizations such as MicroAge, Inc. and Inacom Corp. We also sell to a number of original equipment manufacturer customers including notebook computer manufacturers, such as Dell Computer Corporation ("Dell"), Intel Corporation ("Intel"), International Business Machines ("IBM"), Compaq Computer Corporation ("Compaq"), and Gateway Inc. Dell accounted for 19%, and Ingram Micro accounted for 16%, of net sales for fiscal 2000. Ingram Micro accounted for 19%, and Tech Data accounted for 10%, of net sales for fiscal 1999. Ingram Micro accounted for 13% of net sales in fiscal 1998.

Internationally, we sell products through a worldwide network of distributors. International sales (sales to customers outside the U.S.) comprised 47% of total net sales in fiscal 2000, 53% of total net sales in fiscal 1999 and 52% of total net sales in fiscal 1998 (see Note Twelve of the accompanying Consolidated Financial Statements). During the 1999 and prior fiscal years, the majority of our international sales were denominated in U.S. dollars. Beginning with fiscal 2000, the majority of our international sales are denominated in Euro.

We generally seek to develop the markets for our products through marketing programs that promote end-user demand. We generate brand recognition through trade advertising, participation in trade shows and public relations activities. We have a field sales organization and an inside sales/telemarketing function who seek to create demand by calling directly on resellers, VARs and end-users, but fulfill demand through distributors. We also have field sales personnel and support engineers to sell our products to OEMs.

Backlog
We manufacture our products to our forecast of near-term demand and maintain inventories of finished goods and top-level subassemblies to satisfy customer orders. We generally ship our products within one week after receipt of orders from distributors and within four weeks after receipt of orders from OEM customers, although some OEM customers submit orders for scheduled deliveries over a longer period. Under certain circumstances as specified in applicable agreements, orders from distribution customers may be cancelable without penalty

                                                                 11 XIRCOM, INC.

and OEM customers may reschedule or cancel orders outside a certain minimum time period. We generally do not seek to maintain any significant backlog. Backlog was not significant at September 30, 2000.

Competition
We believe that the principal competitive factors in the market for our PC Card adapter products and indirectly competitive products are:

 .    Brand name recognition;
 .    Compatibility with many brands of notebook computers and software applications;
 .    Quality and reliability;
 .    Price;
 .    Size, especially with respect to MiniPCI form factor and the latest subnotebook and handheld PCs;
 .    Ease of use;
 .    Low power consumption; and,
 .    Customer support and service.

Additional principal competitive factors in the market for PC Card LAN adapters and indirectly competitive products are:

 .    Support of commonly used topologies, network wiring systems and network operating systems; and,
 .    Performance (including data transfer speeds).

Additional principal competitive factors for PC Card modems are:

 .    Support of industry standards; and,
 .    Performance (primarily throughput, but also error control, connection maintenance and compression).

The PC Card LAN adapter market has become significantly more competitive, and is occupied by a number of competitors that have substantially greater financial, development, manufacturing and marketing resources and market presence than do we, including 3Com Corporation and its Megahertz brand (collectively "3Com"). In addition, our branded products compete for end-user customers with Dell, Intel and IBM, which purchase these products through an OEM relationship with us and market these products under their own brand names.

3Com Corporation introduced a Type III PC Card with integrated connectors in June, 2000, with the announced intent of competing directly with us in the integrated PC Card market. We have initiated suit against 3Com in the United States District Court for the Central District of California, alleging that the 3Com Type III PC Card products infringe certain U.S. patents held by Xircom. The outcome of this litigation is uncertain at this time, and there can be no guarantee that we will be successful in securing any relief, injunctive action, or damages from 3Com relating to their Type III PC card products.

Other manufacturers of desktop LAN adapters offering PC Card adapters include, D-Link Systems, Inc., Linksys Group, Inc., and Netgear, Inc. In the Combo card market, our most significant competitor is 3Com, although other companies, including TDK Systems ("TDK"), Psion PLC, D-Link Systems, Inc., and Linksys Group, Inc. also offer Ethernet+Modem PC Cards. We also consider Intel to be a competitor in this market, although they purchase products through an OEM relationship with us. We are likely to experience additional competition from large companies that address other segments of the PC Card market.

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

                                                                 12 XIRCOM, INC.

because they provide a broader range of functionality than just a LAN connection, the standardization provided by PC Card slots reduces the demand for this additional functionality. In addition, the use of peripheral devices provides the PC user an upgrade path as speed or other enhancements to the network are developed.

Ethernet interface chipsets on PC system boards, which eliminate the need for a LAN adapter, have been offered only in a limited number of notebook PCs to-date, generally because the chipset solution adds cost and complexity to the base PC and requires the PC manufacturer to provide networking technical support. The use of the MiniPCI form factor solution for networking notebook computers has become more predominant. As a result, we believe that PC Card and MiniPCI solutions for networking notebook computers will continue to dominate the market for the foreseeable future because of the performance, flexibility and range of choices they offer to both users and PC manufacturers.

In the modem-only PC Card market, competition is significant. 3Com holds a significant market share for PC Card modems and offers a proprietary feature called XJACK, which now incorporates an "autosensing" pop out RJ-11/45 telephone/Ethernet LAN jack into the PC Card case. Other competitors in this market include Boca Research, Psion Dacom, Ltd., TDK, and many others, including manufacturers who may hold leading or significant market shares within specific countries. We believe that we can continue to leverage our engineering, sales and manufacturing resources with our RealPort Integrated PC Card 56K modems because of its patented built-in connector system, as well as market recognition with our Combo card solutions. However, the introduction by 3Com of a competing Type III PC Card with integrated connectors represents an additional challenge to our market share in the event we are unsuccessful in securing the relief we have requested in our U.S. patent infringement litigation against 3Com. PC vendors increasingly are including modems and LAN devices on their notebook PCs, however, we believe that many enterprise customers will continue to prefer a modem and a LAN device in a PC Card slot, due to the cost ownership benefits of standardization and serviceability.

Manufacturing
We believe that high-volume, low-cost manufacturing has become a core competency in competing effectively in the PC Card market. As a result, we build the majority of our PC Card adapters at our manufacturing facility in Penang, Malaysia. We purchase most key components in Penang directly from third-party suppliers with local representation. We inspect these components for quality and perform final assembly, test, packaging and shipping in Penang. Single third-party suppliers manufacture all of our Rex MicroPDA products and wireless products.

Although we generally use standard parts and components for our products, certain key components used in our products are currently available from only one source, and others are available from a limited number of sources. Components currently available from one source include proprietary Ethernet chipsets (used in the CreditCard Ethernet and Combo Adapters) fabricated by Atmel Corp. and Broadcom Corporation, a Token Ring chipset from Texas Instruments, and a standard modem chipset (used in all modem and Combo products) from Lucent Technologies. In addition, other components, including other semiconductor devices, transceivers, transformers, injection molded plastic parts, and metal stampings, are available or acquired from a single source or a limited number of sources.

Proprietary Rights and Licenses
We seek to protect our intellectual property rights in certain of our products and technologies through patents, copyrights, trade secrets, and trademarks. We hold 19 United States patents and 3 foreign patents relating to the RealPort Integrated PC Card, parallel port, and PC Card operating, networking and data transfer technologies. We hold 88 United States patents and 22 foreign patents for wireless data transfer and other technologies. Other United States patent applications are in progress relating to our current research and development efforts in these and other areas of innovation. We hold 8 United States registered trademarks with additional applications pending, and claim common law trademark right to numerous additional marks. We

                                                                 13 XIRCOM, INC.

evaluate the applicability of our intellectual property rights to products of third parties when appropriate. We have several license agreements with third parties granting rights related to our parallel port data transfer technology in return for paid-up license fee payments. We also seek to protect our proprietary rights through a comprehensive trade secret protection program, which includes the disciplined use of employee and third party nondisclosure agreements.

Employees
As of September 30, 2000, we employed 1,913 persons, including 394 in sales, marketing and customer support; 299 in engineering and product development; 1,062 in operations; and 158 in finance and other administrative areas.

Our success depends on our continued ability to attract and retain qualified personnel. Competition for such personnel in the computer networking industry is intense and we must provide competitive salary, stock incentive and benefit packages to attract such personnel. We perform development activities in Thousand Oaks, California; Colorado Springs, Colorado; Austin, Texas; Provo and Alpine, Utah; and, Kontich, Belgium. None of our employees is represented by a collective bargaining arrangement. We believe that our relations with our employees are good.

Factors Affecting Stock Price
As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 18 to 29 of this document, the market price of our common stock may fluctuate substantially over short time periods due to a number of factors, including factors that could affect our future financial performance. The price may also be affected by factors that influence the overall market for stocks, or the market for stocks of high technology companies in particular.

Executive Officers of the Registrant
The following presents certain information with respect to our executive officers, and their ages as of November 1, 2000.

Name                        Age Position

Dirk I. Gates               39  Chairman of the Board, President and Chief
                                Executive Officer
Steven F. DeGennaro         37  Senior Vice President and Chief Financial
                                Officer
Robert W. (Sam) Bass        54  Senior Vice President, Worldwide Operations and
                                General Manager, Access Products Division
Marc M. Devis               40  Senior Vice President, Worldwide Sales and
                                Marketing
Randall H. Holliday         50  General Counsel and Secretary

Mr. Gates has served as our Chairman of the Board since January 1995 and as our President and a Director since its incorporation in November 1988. He has also served as our Chief Executive Officer since October 1991.

Mr. DeGennaro has served as our Senior Vice President and Chief Financial Officer since June 2000 and Vice President, Finance and Chief Financial Officer since June 1996. He had previously served from May 1995 to June 1996 as our Vice President, Finance and Chief Accounting Officer and from January 1994 to May 1995 as our Corporate Controller and Chief Accounting Officer. Prior to joining the Company in 1993, Mr. DeGennaro was a senior manager at KPMG Peat Marwick, a big-five accounting firm. Mr. DeGennaro is a CPA.

Mr. Bass has served as our General Manager, Access Products Division since November 2000, and continues to serve as our Senior Vice President, Worldwide Operations, a position he has held since August 1997. He served as our Vice President, Operations since January 1992. From September 1990 until joining us, Mr. Bass

                                                                 14 XIRCOM, INC.

served as Vice President of Operations for Fibermux Corporation, a provider of intelligent hubs to the LAN market.

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

Mr. Holliday has served as our General Counsel and Secretary since January 1995. In December 1993, Mr. Holliday joined us as Corporate Counsel. From March 1990 to December 1993, Mr. Holliday was Division Counsel of Abex Aerospace Division, Pneumo Abex Corporation, a manufacturer of aircraft hydraulic components.

ITEM 2.    PROPERTIES
Our headquarters are located in two adjacent leased facilities of 87,000 and 50,000 square feet in Thousand Oaks, California. These facilities accommodate corporate administration, engineering, marketing, and Americas' regional sales and customer support. We conduct Americas' regional distribution in a portion of another adjacent 50,000 square-foot leased facility. We also conduct engineering in two adjacent leased facilities of 26,000 and 19,000 square feet in Colorado Springs, Colorado. We own two adjacent facilities for manufacturing and distribution in Penang, Malaysia. We lease facilities for our European subsidiaries in Kontich, Belgium; Paris, France; Basingstoke, England; Grassbrunn, Germany; and Stockholm, Sweden; and facilities for our Asia-Pacific sales and marketing operations in Singapore; Hong Kong; Tokyo, Japan; Beijing and Shanghai, China; Seoul, Korea; and Sydney and Melbourne, Australia. We have signed a facilities lease for a new 200,000 square foot headquarters building to be constructed in Thousand Oaks. We believe our existing facilities, together with our planned facilities expansions, are adequate for our current needs. Additional facilities proximate to our existing facilities are also available for lease to meet future needs.

Financial information regarding leases and lease commitments are contained in
Note 11 of Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS
We are presently involved in three patent related lawsuits.

3Com Corporation v. Xircom, Inc., United States District Court, District of Utah, Civil Action Case No. 2:00CV-0426G, filed May 26, 2000, service of Summons and Complaint made upon Xircom August 18, 2000. The original complaint alleges infringement of 3Com's U.S. patent numbers 6,012,953, 5,532,898, 5,696,660 and 5,777,836 by certain products of Xircom. The Complaint seeks certain injunctive relief and compensatory damages. Xircom has filed its Answer and Counterclaim in response to the Complaint. Xircom denies all infringement and all claims by 3Com for entitlement to damages or other relief. Further proceedings are pending.

Xircom, Inc. v. 3Com Corporation, United States District Court, Central District of California, Case No. 00-10198 WJR, filed September 21, 2000, service of Summons and Complaint made upon 3Com September 21, 2000. The complaint alleges infringement of Xircom's U.S. patent numbers 5,773,332, 5,940,275, 6,115,257, and 6,095,851 by certain products of 3Com. The Complaint seeks certain injunctive relief and compensatory damages. Further proceedings are pending.

Northrop Grumman Corporation v. Intel Corporation, 3Com Corporation, Xircom, Inc., D-Link Systems, Inc, and The Linksys Group, United States District Court, Eastern District of Texas, Beaumont Division, Civil Action No. 1:00CV-652, filed September 25, 2000, service of Summons and Complaint made upon Xircom September 27, 2000. The complaint alleges infringement of Northrop Grumman's U.S. Patent No. 4,453,229

                                                                 15 XIRCOM, INC.

by certain products of Xircom. The Complaint seeks certain injunctive relief and compensatory damages. Xircom has filed its Answer and Counterclaim in response to the Complaint. Xircom denies all infringement and all claims by Northrop Grumman for entitlement to damages or other relief. Further proceedings are pending.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS Our Common Stock began trading on The Nasdaq Stock MarketSM on March 31, 1992 under the symbol XIRC. We have not paid cash dividends on our Common Stock and do not plan to pay cash dividends for the foreseeable future. As of November 1, 2000, there were 258 holders of record and approximately 23,200 beneficial holders of our Common Stock. The following table presents the high and low closing stock price for our Common Stock as quoted on The Nasdaq Stock MarketSM National Market System.

Fiscal 2000                                             High               Low
--------------------------------------------------------------------------------
First quarter                                    $        75        $   43-1/4
Second quarter                                      70-13/32           34-1/16
Third quarter                                         48-7/8           31-3/16
Fourth quarter                                   $   50-3/16        $ 24-15/16

Fiscal 1999                                             High               Low
--------------------------------------------------------------------------------
First quarter                                    $  35-17/32        $   17-1/2
Second quarter                                        45-1/4          23-15/16
Third quarter                                        30-1/16          18-13/16
Fourth quarter                                   $   47-7/16        $  30-7/32

Recent sales of unregistered securities
On June 27, 2000, VoiceStream Wireless Corporation acquired 1,201,079 shares of our Common Stock valued at $50,000,000 in a private transaction in which we acquired Omnipoint Technologies, Inc., a Delaware corporation. These shares were offered and sold pursuant to Section 4(2) of the Securities Act, as amended. No underwriting discounts or commissions were paid in connection with such issuance.

On December 10, 1999, KPMG LLP acquired 40,000 shares of our Common Stock valued at $1,600,000 to satisfy an indebtedness in a private transaction. In addition, on October 1, 1999, the former shareholders and other service providers of Entrega Technologies, Inc. acquired 408,588 shares of our Common Stock in a private transaction in which we acquired Entrega Technologies, Inc., a California corporation. In both cases, these shares were offered and sold pursuant to Section 4(2) of the Securities Act, as amended. No underwriting discounts or commissions were paid in connection with either issuance. On December 22, 1999, we filed a Registration Statement on Form S-3 to register the above referenced shares, which became effective on January 19, 2000.

On February 17, 1999, Intel Corporation exercised a warrant which had been issued in 1997 and pursuant to the terms of the warrant agreement, elected to receive 514,314 shares at no additional cost in lieu of purchasing 1,509,903 shares at an exercise price of $27.01. Concurrent with the warrant exercise, Xircom repurchased 514,314 shares of common stock held by Intel for a total price of $19,775,000, or $38.45 per share. These shares were offered and sold pursuant to Section 4(2) of the Securities Act, as amended. No underwriting discounts or commissions were paid in connection with either issuance.

                                                                 16 XIRCOM, INC.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected balance sheet and statement of operations data as of and for the fiscal years ended September 30, 1996 through 2000.

(In thousands, except per share amounts)          2000          1999          1998          1997          1996
---------------------------------------------------------------------------------------------------------------
Statement of operations data
Net sales                                     $496,199      $424,436      $276,947      $184,575      $166,757

Cost of sales                                  279,318       243,248       179,377       126,300       107,437
---------------------------------------------------------------------------------------------------------------
Gross profit                                   216,881       181,188        97,570        58,275        59,320
Research and development expenses               37,847        24,557        16,599        12,799         9,537
Sales and marketing expenses                    96,512        87,348        50,699        43,012        32,723
General and administrative expenses             19,648        15,143        10,757         8,259         6,543
In-process research and development and
 other nonrecurring acquisition related
 charges/(1)/                                   22,400         2,232             -         2,163             -
Amortization of goodwill and other
 acquisition-related intangibles                 4,565             -             -             -             -
Special charges/(2)/                             4,150         2,364             -             -         1,505
--------------------------------------------------------------------------------------------------------------
Operating income (loss) from continuing
 operations                                     31,759        49,544        19,515        (7,958)        9,012
Other income (expense), net                      9,332         1,785         4,191         3,172        (1,338)
--------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations
 before income taxes                            41,091        51,329        23,706        (4,786)        7,674
Income tax provision (benefit)                  16,063        16,724         7,852        (1,437)        2,506
----------------------------------------------------------------------------------------------------------------
Income (loss) from continuing
 operations/(1)(2)/                             25,028        34,605        15,854        (3,349)        5,168
Discontinued operations:
 Operating income (loss), net of income
  taxes                                              -             -             -          (226)          784
 Loss on disposal, net of income taxes               -             -             -        (6,275)            -
--------------------------------------------------------------------------------------------------------------
Net income (loss)/(1)(2)/                     $ 25,028      $ 34,605      $ 15,854      $ (9,850)     $  5,952
--------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per share/(1)(2)/:
    Continuing operations                     $    .82      $   1.35      $    .68      $   (.16)     $    .26
    Net income (loss)                         $    .82      $   1.35      $    .68      $   (.46)     $    .30

Balance sheet data
    Working capital                           $338,815      $135,480      $116,062      $ 95,501      $ 34,711
    Total assets                              $541,549      $275,496      $197,935      $147,930      $107,201
    Long-term obligations, net of current
     portion                                  $      -      $      -      $      -      $      -      $  1,860
    Shareholders' equity                      $450,959      $174,920      $134,751      $113,427      $ 65,603
--------------------------------------------------------------------------------------------------------------

(1) Fiscal 2000 includes $22,440 ($21,626, net of tax benefit) or $.71 per share for write-off of in-process research and development and other nonrecurring acquisition related charges and special charges. Fiscal 1999 includes $2,232 ($1,607, net of tax benefit) or $.06 per share for write-off of in-process research and development. Fiscal 1997 includes $2,163 ($1,514, net of tax benefit) or $.07 per share for write-off of in-process research and development.


                                                                 17 XIRCOM, INC.

(2) Fiscal 2000 includes $4,150 ($3,112, net of tax benefit) or $.10 per share for provision for customer insolvency. Fiscal 1999 includes $2,364 ($1,702, net of tax benefit) or $.07 per share for future operating lease payments related to facilities to be vacated. Fiscal 1996 includes $1,505 ($1,023, net of tax benefit) or $.05 per share for loss on sale of the Netwave product line.

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

Results of Operations
---------------------
Net Sales
(in thousands)                  2000     Change      1999     Change     1998
--------------------------------------------------------------------------------

Net sales                     $496,199     17%     $424,436     53%    $276,947

Net sales-- 2000 versus 1999
Net sales increased 17% to $496.2 million in 2000 from $424.4 million in 1999. We derive net sales principally from shipments of Integrated PC Card, PC Card and Mini-PCI card products (collectively "adapter products"). The adapter products connect notebook PCs to networks, the Internet and online services using the following functionalities:

 . Fast Ethernet, Ethernet and Token Ring local area network ("LAN"); . Multifunction LAN and modem ("Combo cards"); and, . Modem.

We also derive net sales from shipments of USB port expansion solution products, which enable users to add peripheral devices to their computer via a single USB connection, Rex MicroPDA, and the NetStation(TM) product family (our all-in-one conference room networking device for notebook and handheld PC users).

The increase in net sales was primarily due to increased shipments of Fast Ethernet PC Cards and Combo cards. We attribute this increase to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of our adapter products by our OEM customers. These increases in our adapter products were partially offset by a decrease in sales of lower margin modem-only products.

Sales to our OEM customers during 2000 increased by 137% over the prior year. We believe this growth in sales of our adapter products by OEM customers may be indicative of several factors, including:

 . Continued increased market acceptance of our Combo cards and Fast Ethernet cards within our RealPort and RealPort2(TM) Integrated PC Card families of products;
 .  An increase in shipments of our low cost MiniPCI cards;
 .  Increased growth rate in shipments of notebook PCs, which in turn require network and modem connections; and,
 . An increase in the rate that notebook PCs are attached to information sources.

                                                                 18 XIRCOM, INC.

Net sales by our distribution customers (the "branded" business) declined by 8% during 2000 as compared to the prior year. We believe this decrease is primarily due to a shift in fulfillment of orders through the OEM channel as opposed to the distribution channel.

Total unit shipments of adapter products for 2000 increased 45% from the prior year, but average selling prices declined due to increased competition in the market for adapter products and an increased shipment mix of MiniPCI cards, which have lower selling prices than PC cards.

Revenues from our products as a percentage of total revenues were as follows (based on technology):

(percentage of total revenue)              2000          1999          1998
--------------------------------------------------------------------------------

LAN Adapters                                32%           29%           30%
Combo Cards                                 57%           57%           48%
Modem                                        7%           10%           21%
Other                                        4%            4%            1%

Sales of Mini-PCI card products as a percentage of total sales were 6% in 2000 (13% in the fourth quarter of 2000) and are expected to continue to increase during 2001.

International sales. Total international sales (shipments to our customers located outside the U.S.) as a percentage of total sales were 47% in 2000, 53% in 1999 and 52% in 1998. Net sales from our adapter cards grew at a faster rate in the U.S. than in the Europe and the Asia-Pacific regions during 2000 as compared to the prior years as a result of higher fulfillment of OEM shipments.

Net sales-- 1999 versus 1998
Net sales increased 53% to $424.4 million in 1999 from $276.9 million in 1998. The increase in net sales in 1999 from 1998 was primarily due to increased shipments of Ethernet PC Cards and Combo cards. We attribute this increase to growth in overall market demand for local and wide area network connectivity products and an increase in unit sales of our adapter products by our distribution customers and OEM customers. We believe this growth in sales of our adapter products in our branded business and by OEM customers may be indicative of several factors:

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

                                                                 19 XIRCOM, INC.

Gross Profit
(in thousands)                     2000     Change    1999    Change    1998
--------------------------------------------------------------------------------

Gross profit                     $216,881    20%    $181,188    86%    $97,570

Percentage of net sales              43.7%              42.7%             35.2%

Gross profit-- 2000 versus 1999
Gross profit consists of net sales, less cost of sales. Cost of sales includes material, labor, manufacturing overhead and other costs of sales. Other costs of sales include provisions for excess and obsolete inventory, warranty expense and royalty payments to certain licensers of software incorporated into our products.

The increase in gross profit as a percentage of net sales during 2000 was primarily attributable to a greater product mix and higher gross margins of our RealPort Integrated PC Card family of products versus our comparably featured Type II PC Card products; a decrease in our fixed manufacturing costs as a percentage of sales; and, a decrease in sales of our modem-only products, which typically generate lower gross profit margins than our other products. These increases in gross profit as a percentage of sales were partially offset by a greater mix of sales to our OEM customers, which generally result in lower gross profit margins, versus our distribution partners, and higher sales of Mini-PCI card products, which have a significantly lower margin than other OEM products such as integrated PC cards.

During 2001, we expect gross profit to decrease materially as a percentage of sales as our mix of sales to our OEM customers continues to increase and our product mix continues to trend to the low price and low margin MiniPCI form factor.

Gross profit-- 1999 versus 1998
The increase in gross profit as a percent of net sales in 1999 compared to 1998 was primarily attributable to:

 . The higher gross margins of our RealPort Integrated PC Card family of products, which began shipping in the third quarter of fiscal 1998, versus the comparably featured Type II PC Card products;
 . A decrease in our fixed manufacturing costs as a percentage of sales; and, . A decrease in the sales volume of our modem-only products, which typically generate lower gross profit margins than our other products, and in particular, reduced sales of modem-only products to our OEM customers, which generate lower gross profit margins than sales made through our distribution partners.

Research and Development
(in thousands)                     2000     Change    1999    Change    1998
--------------------------------------------------------------------------------

Research and development         $37,847      54%    $24,557    48%    $16,599
Percentage of net sales              7.6%                5.8%              6.0%

We increased our research and development expenses in 2000 by 54% as compared to the prior year as a result of our decision to increase staffing and expenditures to develop wireless data solutions for wireless networks for mobile technology customers and to support expanded branded and OEM product offerings including our RealPort2 Integrated PC Cards, PortStation(TM) ADSL USB modems, SpringPort(TM) Modem for Handspring Visor, Rex MicroPDA and NetStation products. We expect total expenditures for research and development to continue to increase during 2001 due to our continued development of wireless networks for mobile technology customers, Rex MicroPDA products, our www.rex.net website, and
                                                        -----------
our planned expenditures on product enhancements and new product introductions.

                                                                 20 XIRCOM, INC.

Our research and development expenses increased in 1999 in absolute dollars compared to 1998 as a result of our decision to increase staffing and expenditures to support expanded branded and OEM product offerings, including our PortStation port expansion system and the CompactCard line of products.

Sales and Marketing
(in thousands)                     2000     Change    1999    Change    1998
--------------------------------------------------------------------------------

Sales and marketing              $96,512      11%    $87,348    72%    $50,699
Percentage of net sales             19.5%               20.6%             18.3%

Our sales and marketing expenses increased in 2000 and decreased as a percentage of net sales as compared to the prior year primarily due to:

 .  Additional staffing and sales and marketing activities required to support expanded branded markets;
 . Expenses to support new products such as RealPort2(TM) integrated PC Cards, the PortStation and PortGear port expansion systems, CompactCard adapters, Rex MicroPDA, and NetStation conference room networking lines of products; and,
 .  Expansion of our OEM sales organization.

Partially offsetting these increases were the lower sales and marketing expenditures that generally are associated with OEM sales versus branded business sales. As we pursue further product and market expansion activities, we expect sales and marketing expenses for 2001 to increase.

We increased sales and marketing expenses in 1999 in both absolute dollars and as a percentage of net sales as compared to 1998. The increase in expenses was due to sales and marketing activities and additional staffing required to support expanded branded markets, expansion of our OEM sales organization, the opening and operation of a new regional headquarters in Tokyo, Japan, and expenses to support the launch of new products such as the PortStation(TM) port expansion system and the CompactCard line of products.

General and Administrative
(in thousands)                     2000     Change    1999    Change    1998
--------------------------------------------------------------------------------

General and administrative       $19,648      30%    $15,143    41%    $10,757
Percentage of net sales              4.0%                3.6%              3.9%

Our general and administrative expenses increased in 2000 as compared to 1999 to support growth in our organization, including the acquisition of OTI in our third quarter of 2000, and continued expenditures on our information systems hardware and software. We expect general and administrative expenses to increase during 2001 due to the effect of a full year of OTI expenses being included in our results of operations, the continued growth in our organization, and expansion of information systems hardware and software.

Our general and administrative expenses increased in 1999 as compared to 1998 to support growth in our organization and, to a lesser extent, continued expenditures on our information systems hardware and software, including Year 2000 upgrades. During 1998, we initiated modification efforts of computer software issues associated with the Year 2000 project.

In-process Research and Development and Other Nonrecurring Charges
In 2000, we recorded a charge to operations of $22.4 million, consisting of a $19.5 million charge for the write-off of in process research and development in connection with the purchase of OTI and a $2.9 million

                                                                 21 XIRCOM, INC.

non-recurring charge for transaction and transition costs related to the acquisition of Entrega. Transaction charges include certain investment advisory fees and accounting and legal expenses. Transition charges include costs of severance and future operating lease payments related to facilities we have vacated.

In 1999, we recorded a charge to operations of $2.2 million for the write-off of in-process research and development in connection with the purchase of the Rex product line

We based the amounts allocated to in-process research and development on established valuation techniques in the high technology industry. As of the date of the acquisitions, the projects associated with the in-process efforts had not yet reached technological feasibility and the research and development in process had no alternative future uses. Accordingly, we charged these amounts to expense on the date of the acquisitions.

We determined the fair values of the in-process research and development technology by using the income approach, which discounts expected future cash flows to present value. The discount rate used in the present value calculation of 25% was derived from a weighted average cost of capital analysis, adjusted upward to reflect risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technologies. We assumed no material expense reductions or synergies as a result of integrating the acquired in-process technologies and, therefore, the valuation assumptions do not include such anticipated cost savings. As of the OTI acquisition date, we estimated that the projects under development, which primarily related to GSM and GPRS technologies, were approximately 85% and 20% complete. We expect these projects to be completed within the next twelve months.

Amortization of goodwill and other acquisition-related intangibles As a result of our acquisition of the Rex product line in September 1999 and OTI in June 2000, we recorded goodwill and other acquisition-related intangible assets of approximately $55.9 million, and are amortizing them over 3 to 5 years. We expect ongoing amortization of goodwill and other acquisition related intangibles associated with the above acquisitions to total approximately $2.8 million per quarter for the next several years.

Special charges
During 2000, we recorded special charges to operations totaling $4.2 million, net. The special charges consist primarily of a provision for customer insolvency of $4.2 million related to the bankruptcy filings of MicroAge, Inc. in the United States and two European subsidiaries of CHS Electronics, Inc.

Also included in Special charges is a one-time non-cash charge of $1.0 million relating to our modification of the Company's 1997 Patent Stock Option Plan from a variable to a fixed plan. We expect ongoing compensation amortization expense associated with unvested options granted under the patent plan to total $150,000 per quarter over the next several quarters.

These charges are offset by a special credit of $1.0 million recorded by us relating to our reserve for future operating lease payments established during 1999. During 1999, we recorded a charge to operations of $2.4 million for future operating lease payments for facilities we planned to vacate. In fiscal 2000, our occupancy plans were revised due to our acquisition of OTI, and therefore we reduced our reserve for future operating lease payments by $1.0 million. The total reserve for future operating lease payments is net of estimated sublease income.

                                                                 22 XIRCOM, INC.

Other Income, Net
(in thousands)                     2000     Change    1999    Change    1998
--------------------------------------------------------------------------------

Other income, net                 $9,332     423%    $1,785    (57%)     $4,191
Percentage of net sales              1.9%               0.4%                1.5%

Other income, net is primarily comprised of interest and dividend income we earn from our cash and short-term investments. This amount is offset by early payment discounts taken by our customers, foreign currency transaction losses, and losses on disposals of fixed assets. The increase in Other income, net during fiscal 2000 as compared to the prior year period was due primarily to increased interest income resulting from a higher balance of cash and short-term investments, and higher interest rates, partially offset by an increase in foreign exchange losses and losses on disposals of fixed assets. Our interest income was $15.9 million, $4.9 million and $4.3 million, and our net foreign currency transaction losses were $2.0 million in 2000 and gains were $438,000 and $1.4 million, in 1999 and 1998, respectively. In addition, during fiscal 2000, we recorded a loss of $1.6 million upon the abandonment of certain capitalized assets. Net other income for 1999 decreased as compared to 1998 primarily due to an increase in discounts earned by our customers on early payments to us and a decrease in gains on our foreign currency transactions.

Income Tax Provision
(in thousands)                     2000     Change    1999    Change    1998
--------------------------------------------------------------------------------

Income tax provision             $16,063     (4%)    $16,724   113%    $7,852
Effective tax rate                  39.1%               32.6%            33.1%

Our effective tax rate was 39.1% in 2000, 32.6% in 1999 and 33.1% in 1998. The difference between our effective tax rate during 2000 and the 35% federal statutory tax rate was due primarily to the write-off of non-deductible in-process research and development charges related to our acquisition of OTI, partially offset by the use of tax preferred investments, state income taxes, and benefits from the tax holiday status of our operations in Malaysia. We expect an effective tax rate of 22% for our 2001 fiscal year.

The difference between our effective tax rate during 1999 and the 35% federal statutory tax rate was due primarily to benefits we received from the tax holiday status of our manufacturing operations in Malaysia and use of tax preferred investments for our cash equivalents. In addition, an income tax benefit has not been recorded for the losses attributable to Entrega during 1999 since such losses have been utilized at the shareholder level based on Entrega's S-Corporation status during those periods.

Net Income
Net income and net income per diluted share for 2000, excluding the write-off of in-process research and development and other non-recurring acquisition related charges, amortization of goodwill and other acquisition related intangibles, and special charges, was $53.8 million and $1.76, respectively, compared to $37.9 million and $1.48, respectively, for 1999. Net income and net income per diluted share for 2000 was $25.0 million and $.82, respectively, compared to $34.6 million and $1.35, respectively, for 1999.

Risk Factors
------------
We may be unable to remain competitive in the mobile information access industry, which could reduce our profitability. The market for notebook PC Card adapters has grown rapidly since the PCMCIA introduced a standard form factor for PC Card LAN adapters in 1993. Companies in the PC, desktop LAN adapter and modem industries with greater name recognition and greater financial resources than us, have a significant presence in the PC Card adapter market. As a result, we have faced increased competition in our industry. Actions by our

                                                                 23 XIRCOM, INC.

competitors, which continue to influence this competitive environment, include price reductions, new product introductions, targeted challenges to our intellectual property, promotional efforts, and changes in the level of channel inventory. We expect competition to remain intense and as a result, we may lose some of our business to our competitors. Further, we believe that the market for PC Card LAN adapters, modems and Combo cards will continue to be price competitive, and thus we could continue to experience lower selling prices, lower gross profit margins and reduced profitability levels than earned from such products in the past.

If our manufacturing facility becomes unable to produce our products efficiently, we may be forced to increase prices or suffer reduced profit margins.
Our manufacturing facility, located in Malaysia, produces substantially all of our PC Card adapter products. We may be unable to achieve significant additional efficiencies from this facility. If we are unable to achieve additional cost reductions through increased production or manufacturing efficiencies we may be unable to keep pace with our competitors' cost or price reductions to an extent necessary to maintain or increase our market share without adversely affecting gross profit margins. In addition, interruptions in the supply of products could occur if we are unable to accurately forecast demand levels, or react sufficiently rapidly to changes. This in turn could adversely affect future sales. We also face risks associated with maintaining production facilities overseas, including management of a distant and remote manufacturing facility, currency fluctuations and potential instability in the local country. This is particularly of concern to us in light of recent economic and political uncertainty in Malaysia and in Asia generally.

Any changes in the mix of products we sell and in the types of customers to whom we sell could reduce our profit margins.
Certain of our products have lower gross profit margins than others. As a result, changes in our product mix could result in variations in overall gross profit margin. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a discussion of the relative margins of our different products. In addition, shipments to our OEM customers generally result in lower average selling prices and gross profit margins than sales made through our distribution partners. Furthermore, the increased percentage of revenue from OEM customers during 2000 as compared to 1999 has resulted in an increased concentration in our customer base. With this increased customer concentration, we have increased our dependency on a more limited number of customers at lower average selling prices and gross profit margins than sales made through our distribution partners. These trends may continue, as we anticipate a continuing increase in OEM revenues as a percentage of sales. PC Card functionalities continue to migrate to different form factors such as MiniPCI or other on board access card solutions, resulting in lower selling prices and gross profit margins than in traditional PC Card adapters.

Our inability to compete successfully in international markets may reduce our sales.
Our sales may be subject to government controls and other risks such as:

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

                                                                 24 XIRCOM, INC.

impairments of customers' ability to repay amounts owed to us. These credit risks could also include insolvency of vendors or other impairments of our vendors' ability to supply materials to us.

Foreign currency fluctuations could adversely affect our results.
We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. We do substantially all our manufacturing at our facility in Malaysia and we operate regional sales and marketing headquarters located in Belgium, Singapore and Japan. As a result a substantial portion of our operating expenses are denominated in the Malaysian ringgit, the Euro, the Singapore dollar and the Japanese yen. The majority of our international sales were denominated in U.S. dollars in 1999 and prior fiscal years. However, beginning with fiscal year 2000, the majority of our international sales are denominated in the Euro. We hedge certain foreign currency fluctuations and continue to evaluate the impact of such foreign currencies on our foreign exchange exposure. We only hedge foreign currency exposures associated with certain assets and liabilities denominated in currencies other than the functional currencies and do not hedge anticipated foreign currency cash flows. This hedging activity is intended to offset the financial impact of foreign currency fluctuations on certain nonfunctional currency assets and liabilities, but this hedging activity may not be successful in fully offsetting such financial impact.

We could incur unnecessary expenses if we are unable to accurately predict product sales.
We generally ship products within one to four weeks after receipt of orders. Therefore, our sales backlog is typically minimal. Accordingly, our expectations of future net sales are based largely on our own estimates of future demand and not on firm customer orders. If our net sales do not meet expectations, profitability would be adversely affected, as we may not be able to reduce expenses at the same pace in the near term.

Our sales could be reduced if we are unable to respond quickly to changes in demand for our products.
Our net sales can be affected by changes in the quantity of products that our distributor and OEM customers maintain in their inventories. We believe that our distribution partners carry relatively low quantities of our inventory compared to that of our competitors. We also have taken steps, beginning in the second quarter of fiscal 1999, to reduce the levels of inventory maintained by our OEM customers. We believe that these actions enable us to react more quickly to changes in market demand. However, we may also be affected more directly and more rapidly by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite our efforts to minimize channel inventory exposure, distribution partners and OEM customers may still choose to reduce their inventories below current levels, which could cause a reduction in our net sales.

If we are unable to develop new products in a timely manner, we risk losing our customers.
Our success is dependent on our ability to continue to introduce new products with advanced features, functionality and solutions that our customers demand. We may be unable to continue to timely introduce new products that are accepted by the market, or that sell through to end users in quantities sufficient to make the products viable for the long-term. Sales of our new products may negatively impact sales of existing products. In addition, we may have difficulty establishing our products' presence in markets where we do not currently have significant brand recognition.

If we are unable to successfully market wireless wide area network products, we could experience loss of sales and decreased revenue.
Our wireless wide area network product strategy is dependent on the success of wireless carriers in their efforts to deploy GPRS and its packet switching capabilities in their wireless GSM networks. We may be unable to achieve sell through of our wireless wide area network products to end users in commercially viable quantities if carriers fail to:

                                                                 25 XIRCOM, INC.

 .  Successfully complete GPRS network trials;
 .  Incorporate GPRS infrastructure into their GSM networks;
 . Achieve satisfactory throughput speeds; or, . Market GPRS capable terminals in commercial quantities.

In addition, we may be unsuccessful in our efforts to obtain formal type approval on our future wireless products. Failure to obtain such approval in a timely manner may prohibit our timely offerings of new wireless products.

We may be unable to manufacture our products because we are dependent on a limited number of qualified suppliers for our components.
Because of frequent technology changes and rapid industry growth, the cost and availability of components used to manufacture our products may fluctuate. Because some components, including custom chipsets, are available from sole suppliers, we risk having an inadequate supply of components due to a number of factors, including:

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

If networking capability is included in extension modules to PCs or in the PC itself, it could result in a reduction in the demand for add-on networking devices. Our ability to retain our market share and operating results are also dependent on continued growth in the underlying markets for notebook computers, notebook networking products, and the notebook-to-network connection rate.

An inability to adequately protect our proprietary technology may result in us losing our competitive position.
We may be unable to protect our intellectual property adequately through patent, copyright, trademark and other protection. For example, patents issued to us may not be upheld as valid if litigation over the patent were initiated. Alternatively, competitors may succeed in designing around the claims of issued patents, thereby avoiding infringement of applicable patents. If we are unable to protect or enforce our intellectual property adequately, it could allow competitors to duplicate our technology or may otherwise limit any competitive technological advantage we may have. Because of the rapid pace of technological change in the communications industry we believe our success is likely to depend more upon continued innovation, technical expertise, marketing skills and customer support and service rather than upon legal protection of our

                                                                 26 XIRCOM, INC.

proprietary rights. However, we will continue to seek to secure appropriate intellectual property rights for our innovations, and will aggressively assert our intellectual property rights when necessary.

With the proliferation of new products and rapidly changing technology in the mobile information access market, there has been a significant volume of patents or similar intellectual property rights held by third parties. Given the nature of our products and development efforts, there are risks that third parties could assert patent or intellectual property rights claims against us. These risks include the cost of licensing or designing around a given technology. If a claimant refuses to offer such a license on terms acceptable to us, there is a risk of incurring substantial litigation or settlement costs regardless of the merits of the allegations. In the event of litigation, if we do not prevail we may be required to pay significant damages and/or to cease sales and production of infringing products. Refer to Item 3 Legal Proceedings on pages 15-16 of this document for a discussion of specific legal proceedings.

We currently use software licensed from third parties in certain of our Combo, modem-only, Token Ring, port expansion system and MicroPDA products. Our operating results could be adversely affected by a number of factors relating to this third-party software, including:

 .  Failure by a licensor to accurately develop, timely introduce, promote or support the software;
 .  Delays in shipment of our products;
 .  Excess customer support or product return costs experienced by us due to errors in licensed software; or,
 .  Termination of our relationship with such licensors.

Any inability to attract and retain qualified managerial and other skilled personnel could harm our operations.
Our continued success depends, in part, on our ability to identify, attract, motivate and retain qualified managerial, technical and sales personnel. Because our future success is dependent on our ability to manage effectively the enhancement and introduction of existing and new products and the marketing of such products, we are particularly dependant on our ability to identify, attract, motivate and retain qualified managers, engineers and salespersons. The loss of the services of a significant number of our engineers or sales people or one or more of our senior officers or managers could be disruptive to our development efforts or business relationships and could seriously harm our business.

If we are unable to effectively integrate processes, products or businesses that we create or acquire, we could experience disruptions to our business.
The recently acquired Wireless Technology Group ("WTG" formerly OTI) must be integrated with our existing business structure. If we are ineffective in integrating WTG within our business or fail to do so with acquisitions that we have made in the past or may make in the future, we may face disruptions to our business activities, and our business may be seriously harmed.

If we are unable to renew our tax reinvestment allowance in Malaysia, we could incur additional tax liability.
Since its inception, we have received tax holiday status on our manufacturing operations in Malaysia. Under this tax holiday, the earnings of our manufacturing subsidiary were not taxable in Malaysia. This tax holiday expired in October 2000. In October 2000, we received notification that we have been granted a reinvestment allowance for new capital investment in our manufacturing operations in Malaysia. We cannot be assured that we will be able to renew or extend this allowance.

Liquidity and Capital Resources
As of September 30, 2000, we had $113.3 million in cash and cash equivalents and $195.2 million in short term investments. Our operating activities provided cash of approximately $52.6 million in 2000, primarily due to net income plus depreciation and amortization, in-process research and development and other non-

                                                                 27 XIRCOM, INC.

cash charges, and increases in current and deferred income tax liabilities, partially offset by increases in accounts receivable and decreases in accounts payable and accrued liabilities. Income taxes payable increased primarily due to the timing of payments for income taxes. Accounts payable and accrued liabilities decreased primarily due to the timing of payments for component inventory purchases offset by an increase in accounts payable for capital expenditures. Accounts receivable increased due to higher fourth quarter net sales in 2000 versus that of 1999.

We used $245.1 million of cash in investing activities in 2000, primarily for the purchase of short-term investments and capital expenditures. Our short-term investments consist of financial instruments, including auction rate securities with interest rates or dividends that reset within 90 days, but with longer-term underlying contractual maturities. Our capital expenditures were primarily for information systems software and hardware, increased headcount, and the purchase of manufacturing equipment for use in our Penang, Malaysia facility. We anticipate an increase in our rate of capital expenditures over the next twelve months for information systems hardware and software, and purchase of land and leasehold improvements associated with new leased facilities.

Our financing activities provided $170.1 million in cash during 2000. This was primarily the result of $223.1 million in net proceeds from the sale of 4.6 million shares of our Common Stock (including the exercise of the underwriters' over-allotment option) in an underwritten public offering at a price of $51.25, and $13.1 million from the issuance of common stock through stock option exercises and employee stock purchase plans. These increases were partially offset by the use of $61.1 million to repurchase 1.6 million shares of our stock under a repurchased plan authorized by our board of directors. As of September 30, 2000, we had 900,000 shares available for repurchase under our stock repurchase program. In addition, during 2000 we used cash of $5.0 million to repay notes payable.

We have an unsecured bank credit facility allowing borrowings up to $25.0 million. We also have credit facilities totaling $5.5 million, denominated in Malaysian ringgit, with banks in Malaysia. We had no borrowings outstanding and approximately $30.2 million in borrowings available under our credit facilities as of September 30, 2000.

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

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk
The following discussion about our market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Our portfolio of cash equivalents and short-term investments is of a short-term nature, and we have no borrowings outstanding. Accordingly, we are not subject to significant market price risk related to investments. However, our interest income is sensitive to changes in the general level of taxable and tax-free short-term U.S. interest rates. Based on our investment mix and balances as of September 30, 2000, if average short term market interest rates had been 100 basis points lower over the last twelve months, our interest income and income before taxes would have been approximately $3.1 million lower.

Our operating results are exposed to weak economic conditions in foreign markets and changes in exchange rates, primarily between the U.S. dollar and the Euro, the Malaysian ringgit, and the Japanese yen. Beginning with fiscal year 2000, the majority of our international sales are denominated in the Euro. When the dollar

                                                                 28 XIRCOM, INC.

strengthens against the Euro or the yen, we experience a decrease in the value of sales in currencies other than the functional currency.

In our European and Japanese markets, respectively, we are a net receiver of the Euro and the yen. As such, we benefit from a weaker U.S. dollar versus the Euro and the Japanese yen. Our Malaysian operations are net payers of currencies other than the U.S. dollar. As such, our operating results may be adversely affected by a weaker U.S. dollar versus the Malaysian ringgit.

To mitigate the short-term effect of changes in currency exchange rates on our foreign currency-based expenses, we purchase and hold Malaysian ringgits in advance of the due date of our underlying obligations. In addition, we hedge our Euro currency exposures associated with certain assets and liabilities denominated in currencies other than the functional currencies by utilizing forward contracts. This hedging program reduces, but does not eliminate, the impact of U.S. dollar/Euro currency exchange rate movements.

                                                                 29 XIRCOM, INC.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Xircom, Inc.
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)
   Fiscal Years Ended September 30                                     2000             1999                1998
--------------------------------------------------------------------------------------------------------------------
Net sales                                                          $496,199         $424,436           $ 276,947
Cost of sales                                                       279,318          243,248             179,377
--------------------------------------------------------------------------------------------------------------------
Gross profit                                                        216,881          181,188              97,570
 Research and development expenses                                   37,847           24,557              16,599
 Sales and marketing expenses                                        96,512           87,348              50,699
 General and administrative expenses                                 19,648           15,143              10,757
 In-process research and development and
  other nonrecurring acquisition related charges                     22,400            2,232                   -
 Amortization of goodwill and other
  acquisition-related intangibles                                     4,565                -                   -
 Special charges                                                      4,150            2,364                   -
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                            185,122          131,644              78,055
--------------------------------------------------------------------------------------------------------------------
Operating income                                                     31,759           49,544              19,515
 Interest income                                                     15,915            4,911               4,256
 Other expense, net                                                  (6,583)          (3,126)                (65)
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                           41,091           51,329              23,706
Income tax provision                                                 16,063           16,724               7,852
--------------------------------------------------------------------------------------------------------------------
Net income                                                         $ 25,028         $ 34,605           $  15,854
--------------------------------------------------------------------------------------------------------------------

Basic earnings per share                                           $    .87         $   1.44           $     .69
Diluted earnings per share                                         $    .82         $   1.35           $     .68

                                                                 30 XIRCOM, INC.

Xircom, Inc.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)
September 30                                                                      2000               1999
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:

 Cash and cash equivalents                                                    $  113,284         $  135,630
 Short-term investments                                                          195,205                  -
 Accounts receivable, net of allowances for sales returns and
  bad debts of $9,578 ($11,891 in 1999)                                           53,203             38,012
 Income tax receivable                                                             2,377                300
 Inventories                                                                      24,483             23,563
 Deferred income taxes                                                            14,674             15,195
 Prepaid expenses and other current assets                                         9,045              9,696
-------------------------------------------------------------------------------------------------------------
Total current assets                                                             412,271            222,396
Property and equipment, net                                                       74,734             40,536
Goodwill and other acquired intangibles, net                                      50,921             10,416
Other assets                                                                       3,623              2,148
-------------------------------------------------------------------------------------------------------------
Total assets                                                                  $  541,549         $  275,496
-------------------------------------------------------------------------------------------------------------

Liabilities and shareholders' equity

Current liabilities:
 Notes payable                                                                $        -         $    9,138
 Accounts payable                                                                 34,014             31,591
 Accrued liabilities                                                              39,442             42,235
 Accrued income taxes                                                                  -              3,952
-------------------------------------------------------------------------------------------------------------
Total current liabilities                                                         73,456             86,916
Deferred income taxes                                                             17,134             13,660
Commitments and contingencies

Shareholders' equity:
 Preferred Stock, 2,000,000 shares authorized, none issued                             -                  -
 Common Stock, $.001 par value, 125,000,000 shares authorized;
  29,812,511 shares outstanding at September 30, 2000
  (24,563,614 in 1999)                                                                30                 24
 Paid-in capital                                                                 404,008            151,925
 Retained earnings                                                                47,999             22,971
 Accumulated other comprehensive loss                                             (1,078)                 -
-------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                       450,959            174,920
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                    $  541,549         $  275,496
-------------------------------------------------------------------------------------------------------------

See accompanying notes

                                                              31    XIRCOM, INC.

Xircom, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        Retained       Accumulated
                                      Common Stock                      Earnings          Other
(In thousands)                     --------------------  Paid-in      (Accumulated    Comprehensive
                                   Shares        Amount  Capital        Deficit)           Loss            Total
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997       22,672        $23     $140,892        $(27,488)       $     -        $113,427
Net income                               -          -            -          15,854              -          15,854
Issuance of Common Stock               123          -          500               -              -             500
Issuance of Common Stock under
 Employee Stock Option and Stock
 Purchase Plans                        416          -        4,058               -              -           4,058
Tax benefit related to employee
 stock options                           -          -          912               -              -             912
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998       23,211         23      146,362         (11,634)             -         134,751
--------------------------------------------------------------------------------------------------------------------
Net income                               -          -            -          34,605              -          34,605
Issuance of Common Stock               126          -          741               -              -             741
Issuance of Common Stock under
 Employee Stock Option and Stock
 Purchase Plans                      1,227          1       15,618               -              -          15,619
Repurchase of Common Stock            (514)         -      (19,775)              -              -         (19,775)
Exercise of stock warrants             514          -            -               -              -               -
Tax benefit related to employee
 stock options                           -          -        8,549               -              -           8,549
Compensation expense related to
 stock options and stock
 appreciation rights                     -          -          430               -              -             430
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999       24,564         24      151,925          22,971              -         174,920
--------------------------------------------------------------------------------------------------------------------
Comprehensive income:
Net income                               -          -            -          25,028              -          25,028
Cumulative translation adjustment        -          -            -               -         (1,078)         (1,078)
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                     -          -            -          25,028         (1,078)         23,950
Issuance of Common Stock             5,983          6      288,652               -              -         288,658
Issuance of Common Stock under
 Employee Stock Option and Stock
 Purchase Plans                        866          1       13,192               -              -          13,193
Repurchase of Common Stock          (1,600)        (1)     (61,104)              -              -         (61,105)
Tax benefit related to employee
 stock options                           -          -        9,960               -              -           9,960
Compensation expense related to
 stock options and stock
 appreciation rights                     -          -        1,383               -              -           1,383
--------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000       29,813        $30     $404,008        $ 47,999        $(1,078)       $450,959
--------------------------------------------------------------------------------------------------------------------

See accompanying notes

                                                              32    XIRCOM, INC.

Xircom, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
Fiscal Years Ended September 30                                          2000              1999               1998
---------------------------------------------------------------------------------------------------------------------
Operating activities
Net income                                                       $     25,028        $   34,605          $   15,854
Adjustments to derive cash flows from operating activities:

 In-process research and development and other non-cash
  charges                                                              25,511             5,248                  23
 Depreciation and amortization                                         22,448            13,939               7,993
 Deferred income taxes                                                  3,334             1,008               4,053
 Loss on disposal/abandonment of fixed assets                           1,628               320                 153
 Changes in assets and liabilities, net of the effect of
  acquisitions:
     Accounts receivable                                              (18,890)           (9,508)            (19,602)
     Income tax receivable                                             (2,077)              (15)              4,721
     Inventories                                                         (920)           (3,689)             11,997
     Prepaid expenses and other current assets                            693            (4,573)             (2,398)
     Accounts payable and accrued liabilities                         (10,168)           23,454              17,836
     Income taxes payable                                               6,008             9,193               3,275
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              52,595            69,982              43,905

Investing activities
Purchases of property and equipment                                   (44,901)          (27,255)            (18,555)
Purchases of short-term investments                                (1,513,636)                -                   -
Sales of short-term investments                                     1,318,431                 -                   -
Proceeds from sale of fixed assets                                         88               113                 203
(Increase) decrease in other assets                                    (3,010)           (2,150)                 30
Cash paid for acquisition                                              (2,033)          (13,250)                  -
---------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                (245,061)          (42,542)            (18,322)

Financing activities
Proceeds from issuance of common stock                                236,213            15,638               4,538
Repurchase of common stock                                            (61,105)          (19,775)                  -
Proceeds from issuance of debt obligations                                  -             8,538               3,125
Repayment of debt obligations                                          (4,988)           (2,025)             (2,541)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             170,120             2,376               5,122

Net (decrease) increase in cash and cash equivalents                  (22,346)           29,816              30,705
Cash and cash equivalents at beginning of period                      135,630           105,814              75,109
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $    113,284        $  135,630          $  105,814
---------------------------------------------------------------------------------------------------------------------

See accompanying notes
                                                                 33 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE ONE: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying consolidated financial statements include the accounts of Xircom, Inc. (the "Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. As further described in Note Two, the Company acquired Entrega Technologies, Inc. ("Entrega") on October 1, 1999. The acquisition was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements give retroactive effect to the merger of the Company and Entrega to reflect the combined financial position and operations of the Company and Entrega for all dates and periods presented.

Business
The Company designs, develops, manufactures, markets and supports products that enable users to connect mobile and remote notebook and handheld computers to corporate networks, the Internet, intranets and other online resources from a variety of locations.

Cash equivalents and short-term investments
All highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents. Short-term investments primarily consist of U.S., state and municipal government obligations, including auction rate securities, and investment grade corporate debt securities, including commercial paper and auction rate securities. Short-term investments, except auction rate securities, mature between three months and one year from the purchase date. Auction rate securities carry interest or dividend rates that reset within every ninety days but have underlying contractual maturities of greater than one year. All cash equivalents and short-term investments are classified as available for sale. Cost approximates market value for all classifications of cash equivalents and short-term investments. Realized gains and losses were not significant and were derived using the specific identification method.

The following is a summary of cash balances and available for sale securities at September 30, 2000 and 1999 (in thousands):

September 30                                                                  2000             1999
---------------------------------------------------------------------------------------------------
Cash balances                                                             $ 21,494         $ 27,922
Money market mutual funds                                                   83,807          107,708
U.S., state, and municipal government obligations                          105,834                -
Corporate debt securities                                                   97,354                -
---------------------------------------------------------------------------------------------------
                                                                          $308,489         $135,630
---------------------------------------------------------------------------------------------------
Included in cash and cash equivalents                                      113,284          135,630
Included in short-term investments                                         195,205                -
---------------------------------------------------------------------------------------------------
                                                                          $308,489         $135,630
---------------------------------------------------------------------------------------------------

Concentration of credit risk
Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, short-term investments, and accounts receivable. Five financial institutions manage substantially all of the Company's cash, cash equivalents, and short-term investments.

The Company sells its products primarily through two-tier distributors or original equipment manufacturers. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. As of September 30, 2000 and 1999, three customers accounted for a total of 62% and 36%, respectively, of total trade accounts receivable. The carrying amounts reported in the balance sheets for certain of the company's financial instruments, including cash and cash equivalents, accounts receivable, accounts

                                                                  34 XIRCOM,INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

payable and notes payable approximate their fair value because of their short maturities. The fair values of investments are determined using quoted market prices for those securities or similar financial instruments.

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

During the year ended September 30, 2000, the Company recorded a loss of $1,600,000 upon the abandonment of certain capitalized assets which is included in Other income, net in the accompanying Consolidated Statements of Income.

Goodwill and purchased intangible assets
Goodwill and purchased intangible assets are comprised of amounts recorded in business acquisitions stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the economic lives of the assets, generally three to five years (see Note Two).

Revenue recognition
The Company recognizes revenue from product sales when shipped. The Company makes a provision for the estimated amount of product returns or credits that may occur under these contracts in the period of sale and has a policy of reserving channel inventory held by its customers in excess of one-month supply. The Company also has contractual agreements that permit distributors and dealers to return products or receive price protection credits under certain circumstances. The Company generally provides a lifetime limited warranty against defects in the hardware component and a two-year limited warranty on the software component of its network adapters and modem products. In addition, the Company provides telephone support to purchasers of its products as needed to assist them in installation or use of the products. The Company makes provisions for these costs in the period of sale.

Licensing agreements
The Company has entered into agreements with third parties to license software and hardware that is incorporated into or sold with certain of the Company's products. Royalties associated with such licenses are accrued and expensed as cost of goods sold when the products are shipped.

Research and development
Research and development costs are expensed as incurred.

Advertising costs
The Company expenses advertising costs as incurred. Advertising expense, net, totaled $8,315,000, $9,861,000 and $4,032,000 for fiscal 2000, 1999 and 1998, respectively.

In-process research and development and other nonrecurring charges
In fiscal 2000, the Company recorded a charge to operations of $22,400,000, consisting of a $19,535,000 charge for the write-off of in process research and development in connection with the purchase of Omnipoint Technologies, Inc. from VoiceStream Wireless Corporation (see Note Two) and a $2,865,000 non-recurring charge for transaction and transition costs related to the acquisition of Entrega.

                                                                35 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 1999, the Company recorded a charge to operations of $2,232,000 for the write-off of in-process research and development in connection with the purchase of the Rex product line (see Note Two).

Special charges
During fiscal 2000, the Company recorded Special charges to operations totaling $4,150,000, net. The Special charges primarily consist of a provision for customer insolvency of $4,150,000 related to the bankruptcy filings of MicroAge, Inc. in the United States and two European subsidiaries of CHS Electronics, Inc.

Also included in Special charges is a one-time non-cash charge of $1,000,000 relating to the modification of the Company's 1997 Patent Stock Option Plan from a variable to a fixed plan.

These charges are offset by a special credit of $1,000,000 recorded by the Company relating to its reserve for future operating lease payments established during fiscal 1999. During fiscal 1999, the Company recorded a charge to operations of $2,364,000 for future operating lease payments for facilities it planned to vacate. In fiscal 2000, the Company's occupancy plans were revised due to its acquisition of Omnipoint Technologies, Inc., and therefore the Company reduced its reserve for future operating lease payments by $1,000,000. The total reserve for future operating lease payments is net of estimated sublease income.

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

The Company has a program to manage its foreign currency risk. As part of this program, the Company enters into forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in a currency other than the functional currency. These contracts are designated as effective hedges and, accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains and losses of hedged assets and liabilities are realized and recognized. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in Other income, net. There were no outstanding forward contracts as of September 30, 2000. Net gains (losses) from foreign currency transactions totaled ($1,964,000), $438,000 and $1,426,000 for fiscal 2000, 1999 and 1998, respectively, and are recognized currently in Other income, net.

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

                                                                 36 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 30                                        2000          1999         1998
------------------------------------------------------------------------------------------------------
Weighted average number of shares--basic                          28,901,000   24,104,000   22,931,000
Effect of dilutive securities:
  Employee stock options                                           1,705,000    1,456,000      485,000
  Warrant                                                                 --       86,000           --
  Other dilutive securities                                               --       36,000       40,000
------------------------------------------------------------------------------------------------------
Diluted                                                           30,606,000   25,682,000   23,456,000
------------------------------------------------------------------------------------------------------

Certain shares issuable under stock options in fiscal 2000, 1999 and 1998, and warrants of 1,509,903 in fiscal 1998 have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Employee stock option and stock purchase plans
Employee stock option and stock purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which requires the recognition of expense when the option price is less than the fair value of the stock at the date of grant. The Company generally awards options for a fixed number of shares at an option price equal to the fair value at the date of grant. The Company, through its acquisition of Entrega, has a plan under which stock appreciation rights have been granted. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." See Note Nine.

Effects of recent accounting pronouncements
In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. SFAS 133, as amended will require the Company to record all derivatives as assets or liabilities at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. The Company does not expect the initial adoption of SFAS 133 to have a material effect on its results of operations or financial position. The Company is required to adopt SFAS 133 in the first quarter of fiscal 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements.
SAB 101 provides guidance for revenue recognition under various circumstances. The accounting and disclosures prescribed by SAB 101 will be effective in the fourth quarter of the Company's fiscal year ending September 30, 2001, and retroactive to the beginning of that fiscal year. The Company does not believe the effects of adoption will be material to its financial position or results of operations.

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

                                                                 37 Xircom, Inc.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications
As required by Emerging Issues Task Force (EITF) Issue 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option, stock option income tax benefits are classified within cash from operations in the cash flows statement. Prior period cash flows statements have been restated to conform to this presentation. Certain other reclassifications of previously reported amounts have been made to conform to the current year's presentation.

NOTE TWO: ACQUISITIONS
Acquisition of Omnipoint Technologies, Inc.
On June 27, 2000, the Company purchased all of the outstanding shares of Omnipoint Technologies, Inc. ("OTI") from VoiceStream Wireless Corporation. OTI is a developer and integrator of advanced wireless communication technologies such as Global System for Mobile Communication ("GSM") and General Packet Radio Services ("GPRS") which will provide users access to mobile internet protocol ("IP") based data.

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

Under the terms of the agreement, Xircom issued 1,201,079 shares valued at $50,000,000, in exchange for all outstanding shares of OTI. In addition, Xircom assumed 216,762 unvested employee stock options with an in-the-money value of approximately $8,300,000, certain liabilities totaling approximately $5,100,000, and incurred other acquisition related expenses of approximately $400,000. The total purchase price was allocated to tangible assets of $884,000, deferred tax liabilities of $661,000, and intangible assets, including in-process research and development of $19,535,000, customer base of $485,000, workforce-in-place of $1,167,000 and goodwill of $42,261,000.

Goodwill is being amortized over its estimated useful life of five years. The other acquired intangible assets are being amortized over their estimated useful lives of three to five years. The amount allocated to acquired in-process research and development was charged to expense upon completion of the acquisition because technological feasibility had not been established and no future alternative uses existed. To determine the value of in-process research and development, the expected future cash flows, including costs to achieve technological feasibility, were discounted at an after-tax rate of 25%, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage technology. As of the acquisition date, it was estimated that the projects under development, which primarily related to GSM and GPRS technologies, were approximately 85% and 20% complete. These projects are expected to be completed within the next twelve months.

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

                                                                 38 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except per share amounts)

Fiscal Years Ended September 30                  2000              1999
-----------------------------------------------------------------------
Net sales                                    $496,893          $428,490
Net income                                   $ 31,485          $ 17,651
Pro forma earnings per share:
   Basic                                     $   1.05          $    .70
   Diluted                                   $    .98          $    .65

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

Entrega Technologies Inc.
On October 1, 1999, the Company completed its acquisition of Entrega. Incorporated in January 1998, Entrega designs and manufactures a selection of standardized devices for connecting peripherals to personal computers, including Universal Serial Bus hubs, port converters and cables that complement the Company's own product offerings. The acquisition was accounted for as a pooling-of-interests. The Company issued 266,195 shares of its common stock in exchange for all of the outstanding shares of Entrega, and assumed and exchanged all outstanding options to purchase Entrega stock for options to purchase an aggregate of 76,914 shares of the Company's common stock. The Company also issued 142,393 shares of its common stock valued at $5,782,000 to repay certain indebtedness of Entrega. There were no intercompany transactions between the two companies.

Separate financial information of the combined entities for fiscal 1999 and 1998 were as follows:

(in thousands)                                                         Xircom            Entrega         Combined
-------------------------------------------------------------------------------------------------------------------
Fiscal 1999
 Net sales                                                           $408,890            $15,546         $424,436
 Operating income (loss)                                               57,396             (7,852)          49,544
 Net income (loss)                                                     43,004             (8,399)          34,605
 Total assets                                                         269,318              6,178          275,496
 Total liabilities                                                   $ 85,179            $15,397         $100,576
-------------------------------------------------------------------------------------------------------------------
Fiscal 1998
 Net sales                                                           $276,056            $   891         $276,947
 Operating income (loss)                                               21,923             (2,408)          19,515
 Net income (loss)                                                     18,321             (2,467)          15,854
 Total assets                                                         195,224              2,711          197,935
 Total liabilities                                                   $ 58,506            $ 4,678         $ 63,184
-------------------------------------------------------------------------------------------------------------------

Separate diluted earnings per share for Xircom were $1.69 and $0.78 for fiscal 1999 and 1998, respectively.

Rex product line
On September 27, 1999, the Company purchased the Rex product line from Franklin Electronic Publishers Incorporated, a developer and marketer of handheld electronic reference products. The acquisition was accounted for as a purchase with the results of operations included in the Company's financial statements from the date of acquisition. Pro forma results for fiscal 1999 and 1998, assuming the acquisition occurred on October 1, 1997, would not be materially different from the results reported. Cash paid for the acquisition was $13,250,000, comprised of fair value of assets acquired of $15,618,000 less liabilities assumed of $2,368,000. Of the assets acquired, $2,232,000 was written off as in-process research and development, and $10,291,000

                                                                 39 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was recorded as goodwill and other intangible assets. Amortization of intangibles is provided using the straight-line method over five years.

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

NOTE THREE: INVENTORIES
Inventories consist of the following (in thousands):

September 30                                                                                2000             1999
-------------------------------------------------------------------------------------------------------------------
Finished goods                                                                          $  8,813         $ 12,757
Sub-assemblies                                                                               669              492
Work-in-process                                                                            3,565            3,578
Component parts                                                                           11,436            6,736
-------------------------------------------------------------------------------------------------------------------
                                                                                        $ 24,483         $ 23,563
-------------------------------------------------------------------------------------------------------------------

NOTE FOUR: PROPERTY AND EQUIPMENT
Property and equipment consists of the following (in thousands):

September 30                                                                                2000             1999
-------------------------------------------------------------------------------------------------------------------
Land                                                                                    $  1,304         $  1,300
Building and improvements                                                                  5,127            4,709
Leasehold improvements                                                                     7,441            6,877
Computer equipment and software                                                           65,948           23,734
Machinery and equipment                                                                   34,883           30,211
Furniture and fixtures                                                                     6,587            4,737
-------------------------------------------------------------------------------------------------------------------
                                                                                         121,290           71,568
Less accumulated depreciation and amortization                                           (46,556)         (31,032)
-------------------------------------------------------------------------------------------------------------------
                                                                                        $ 74,734         $ 40,536
-------------------------------------------------------------------------------------------------------------------

NOTE FIVE: GOODWILL AND OTHER ACQUIRED INTANGIBLES
Goodwill and other acquired intangible assets consists of the following (in thousands):

September 30                                                                                2000             1999
-------------------------------------------------------------------------------------------------------------------
Goodwill                                                                                $ 51,161         $  7,844
Other acquired intangible assets                                                           4,699            2,947
-------------------------------------------------------------------------------------------------------------------
                                                                                          55,860           10,791
Less accumulated amortization                                                             (4,939)            (375)
-------------------------------------------------------------------------------------------------------------------
                                                                                        $ 50,921         $ 10,416
-------------------------------------------------------------------------------------------------------------------


                                                                  40 XIRCOM,INC.

Xircom,Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE SIX: ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

September 30                                                                                2000             1999
-------------------------------------------------------------------------------------------------------------------
Payroll and related benefits                                                             $ 9,199          $ 8,469
Warranty reserve                                                                           7,476            9,301
Accrued marketing costs                                                                    5,271            6,618
Other                                                                                     17,496           17,847
-------------------------------------------------------------------------------------------------------------------
                                                                                         $39,442          $42,235
-------------------------------------------------------------------------------------------------------------------

NOTE SEVEN: BANK BORROWINGS AND NOTES PAYABLE
The Company has a credit facility with a bank for borrowings up to $25,000,000 at the bank's reference rate or at a LIBOR-based rate. The agreement expires in December 2001. As of September 30, 2000, there were no borrowings outstanding under this agreement.

The Company has credit facilities denominated in Malaysian ringgit with other banks, that permit borrowings of up to $5,500,000 under bankers acceptance agreements at the banks' prevailing market rate, and on a revolving credit and term loan basis at the banks' reference rate plus 1.0% (7.8% as of September 30, 2000).

Entrega had a $5,000,000 revolving line of credit with a bank at the prime rate. As of September 30, 1999, borrowings of $4,988,000 were outstanding under this agreement. The agreement expired and was fully repaid on October 1, 1999. Entrega had notes payable to its former principal shareholder bearing interest at 8% and subordinated to its line of credit. During the year ended September 30, 1999, $500,000 of such notes were converted into 85,817 shares of Common Stock. As of September 30, 1999, borrowings of $4,150,000 were outstanding under such notes. On October 1, 1999, the notes were converted into 108,071 shares of Xircom Common Stock.

The Company had approximately $30,200,000 available under its credit facilities as of September 30, 2000. Interest expense totaled $97,000, $555,000 and $115,000 for fiscal 2000, 1999 and 1998, respectively, and is included in Other income, net.

NOTE EIGHT: INCOME TAXES
The income tax provision includes the following (in thousands):

Fiscal Years Ended September 30                                         2000             1999                 1998
---------------------------------------------------------------------------------------------------------------------
Current:

 Federal                                                            $  8,368         $ 12,164             $    441
 State                                                                   127            1,628                  351
 Foreign                                                               3,886            3,440                2,516
---------------------------------------------------------------------------------------------------------------------
                                                                      12,381           17,232                3,308
Deferred:

 Federal                                                               3,380            1,515                4,544
 State                                                                   302              447                  752
 Valuation allowance                                                       -           (2,470)                (752)
---------------------------------------------------------------------------------------------------------------------
                                                                       3,682             (508)               4,544
---------------------------------------------------------------------------------------------------------------------
                                                                    $ 16,063         $ 16,724             $  7,852
---------------------------------------------------------------------------------------------------------------------

                                                                  41 XIRCOM,INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

September 30                                                            2000              1999
----------------------------------------------------------------------------------------------
Book reserves not deductible for tax                               $  14,319          $ 14,632
Book in excess of tax depreciation                                     1,828             1,517
Research and development credit                                        2,004                 -
----------------------------------------------------------------------------------------------
 Total deferred tax asset                                             18,151            16,149
----------------------------------------------------------------------------------------------
Foreign operations                                                   (17,134)          (12,489)
State taxes                                                           (1,031)             (458)
Other                                                                   (618)             (151)
----------------------------------------------------------------------------------------------
 Total deferred tax liabilities                                      (18,783)          (13,098)
----------------------------------------------------------------------------------------------
 Net deferred tax asset (liability)                                $    (632)         $  3,051
----------------------------------------------------------------------------------------------

Balance sheet classification of the net deferred tax asset (liability) is as follows (in thousands):

September 30                                                            2000              1999
----------------------------------------------------------------------------------------------
Current deferred tax asset                                         $  14,674         $  15,195
Noncurrent deferred tax asset, included in other assets                1,828             1,516
Noncurrent deferred tax liability                                    (17,134)          (13,660)
----------------------------------------------------------------------------------------------
                                                                   $    (632)        $   3,051
----------------------------------------------------------------------------------------------

At September 30, 2000, the Company has research and development credit carryforwards of $2,004,000, which expire from 2014 to 2015.

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

A reconciliation of the provision for income taxes with the tax computed by applying the 35% federal statutory tax rate is as follows (in thousands):

Fiscal Years Ended September 30                               2000        1999        1998
------------------------------------------------------------------------------------------
Computed expected tax                                     $ 14,382    $ 17,965    $  8,297
State income taxes, net of federal benefit                     250       1,273         227
Research and development credit                             (1,376)       (832)     (1,082)
Foreign operations                                          (4,188)     (1,302)        280
Valuation allowance on deferred tax asset                       --      (2,470)       (793)
Tax exempt interest income                                  (1,437)       (936)         --
S-Corporation losses of Entrega                                 --       2,940         863
Non-deductible research and development costs                6,837          --          --
Non-deductible amortization of goodwill                        740          --          --
Non-deductible acquisition costs                               608          --          --
Other                                                          247          86          60
------------------------------------------------------------------------------------------
                                                          $ 16,063    $ 16,724    $  7,852
------------------------------------------------------------------------------------------

                                                                  42 XIRCOM, INC

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2000, foreign earnings of $75,242,000 have been retained indefinitely by subsidiary companies for reinvestment, on which no additional U.S. tax has been provided. If repatriated, additional taxes of approximately $26,335,000 on these earnings, net of available foreign tax credit carryforwards, would be due. The Company has tax holiday status on its operations in Malaysia, which expired in October 2000. Income before income taxes for all foreign operations was $39,089,000, $23,837,000 and $17,337,000 for fiscal 2000, 1999 and 1998, respectively.

NOTE NINE: COMMON STOCK AND RELATED PLANS
On December 9, 1999, the Company sold 4,600,000 shares of Common Stock (including the exercise of the underwriters' over-allotment option) in an underwritten public offering at a price of $51.25, and realized net proceeds of approximately $223,100,000.

During the third and fourth quarters of fiscal 2000, the Company's Board of Directors authorized the repurchase of up to 2,500,000 shares of the Company's common stock. The stock repurchase plan was primarily intended to offset dilution caused by the issuance of shares and assumption of employee stock options by Xircom in connection with its acquisition of OTI. During the fiscal year ended September 30, 2000, the Company repurchased approximately 1,600,000 shares of its common stock at a total cost of $61,105,000 under the program.

During fiscal 2000, the Company satisfied certain indebtedness owed to a vendor by issuing 40,000 shares valued at $1,600,000.

During fiscal 1999, Intel Corporation exercised a warrant, which had been issued in fiscal 1997. Pursuant to the terms of the warrant agreement, Intel elected to receive 514,314 shares at no additional cost in lieu of purchasing 1,509,903 shares at an exercise price of $27.01. Concurrent with the warrant exercise, Xircom repurchased 514,314 shares of common stock held by Intel for a total price of $19,775,000, or $38.45 per share.

The Company's employee stock option plans provide for option grants designated as either nonqualified or incentive stock options. Although the board of directors has the authority to set other terms, the options generally vest over a three to four year period and expire five to seven years from the date of grant. As of September 30, 2000, the Company had 4,346,470 shares of common stock available for future grant under its stock option plans.

Information regarding stock options outstanding as of September 30, 2000 is as follows:

                                      Options Outstanding                        Options Exercisable
                         ------------------------------------------------    ----------------------------
                                                              Weighted-
                                             Weighted-          Average                         Weighted-
                                               Average        Remaining                          Average
                                              Exercise      Contractual                         Exercise
                                  Shares         Price     Life (Years)          Shares            Price
--------------------------------------------------------------------------------------------------------
Under $18.00                   1,900,088        $12.66             4.43         945,390           $13.03
$18.00-$34.00                  2,549,638        $28.81             6.18         443,094           $24.68
Over $34.00                    1,407,573        $44.07             6.65          66,270           $39.25

As of September 30, 2000, 1999 and 1998, stock options to purchase 1,454,754, 845,884 and 1,002,368 shares were exercisable at weighted average exercise prices of $17.78, $11.99 and $12.52, respectively.

                                                                 43 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table is a summary of activity for the Company's stock option plans:

                                                                     Option price per share
                                                           --------------------------------------------
                                               Number of                                     Weighted-
                                                  shares            Low          High          Average
-------------------------------------------------------------------------------------------------------
Outstanding at October 1, 1997                 2,705,124          $7.63        $27.75           $12.48
 Granted                                       1,600,689          $5.83        $26.00           $12.06
 Exercised                                      (256,044)         $5.83        $20.25           $10.65
 Canceled                                       (380,586)         $8.63        $27.75           $12.42
-------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1998              3,669,183          $5.83        $27.75           $12.42
 Granted                                       2,445,008          $5.83        $46.94           $25.12
 Exercised                                    (1,103,812)         $5.83        $27.75           $12.28
 Canceled                                       (473,317)         $8.63        $35.31           $13.74
-------------------------------------------------------------------------------------------------------
Outstanding at September 30, 1999              4,537,062          $5.83        $46.94           $19.08
 Granted and assumed                           2,753,521          $0.01        $70.41           $36.79
 Exercised                                      (762,783          $5.73        $42.00           $13.56
 Canceled                                       (670,501)         $0.01        $70.41           $26.87
-------------------------------------------------------------------------------------------------------
Outstanding at September 30, 2000              5,857,299          $0.01        $70.41           $27.24
-------------------------------------------------------------------------------------------------------

The Company's 1994 Employee Stock Purchase Plan (ESPP) allows employees to purchase Common Stock of the Company, through payroll deductions, at 85% of the market value of the shares at the beginning or end of the offering period, whichever is lower. The plan provides for the grant of rights to employees to purchase up to a total of 1,400,000 shares of common stock. As of September 30, 2000, 715,990 shares were available for issuance under this plan. Information regarding shares issued under the plan is as follows:

                                                   Number of             Price per share
                                                               ----------------------------------
Fiscal Years Ended September 30                shares issued                Low              High
-------------------------------------------------------------------------------------------------
2000                                                 102,637             $21.68            $33.52
1999                                                 122,869             $14.66            $19.13
1998                                                 160,036             $ 8.50            $ 8.61

The Company, through its acquisition of Entrega, has a plan under which stock appreciation rights have been granted to certain of its employees or other associates. As of September 30, 2000, stock appreciation rights based on 1,716 shares were outstanding at a weighted average strike price of $5.83.

The Company maintains a defined contribution 401(k) plan under which its U.S. employees are eligible to participate. Participants may make, within certain limitations, voluntary contributions based upon a percentage of their compensation. The Company makes matching contributions based on a participant's contribution up to a specified maximum percentage of the participant's contribution. Participants vest in the Company's contributions based on years of service. Company contributions were $506,000, $370,000 and $261,000 for fiscal 2000, 1999 and 1998, respectively.

Fair value disclosures of employee stock options
Had the Company recognized employee stock option-related compensation expense in accordance with SFAS 123 and used the Black-Scholes option valuation model for determining the weighted average fair value of options granted after September 30, 1995, its net income and earnings per share would have been as follows (in thousands, except per share amounts):

                                                                 44 XIRCOM, INC.

Fiscal Years Ended September 30                             2000             1999            1998
-------------------------------------------------------------------------------------------------
Net income                                              $ 25,028         $ 34,605         $15,854
Pro forma stock compensation expense, net                (13,376)          (6,836)         (3,545)
-------------------------------------------------------------------------------------------------
Pro forma net income                                    $ 11,652         $ 27,769         $12,309
-------------------------------------------------------------------------------------------------
Pro forma basic earnings per share                      $    .40         $   1.15         $   .54
-------------------------------------------------------------------------------------------------
Pro forma diluted earnings per share                    $    .39         $   1.11         $   .54
-------------------------------------------------------------------------------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting periods. The pro forma effect on net income for fiscal 1999 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates of 6.64%, 5.04% and 5.55%, respectively; volatility factors of the expected market price of the Company's common stock of .73, .67 and .67, respectively; dividend yields of 0%; and expected life of the options of 4 years. These assumptions resulted in weighted-average fair values of $23.30, $13.72 and $6.63 for each stock option granted in 2000, 1999 and 1998, respectively.

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

NOTE TEN: SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Fiscal Years Ended September 30 (in thousands)               2000          1999         1998
--------------------------------------------------------------------------------------------
Cash paid:
 Interest                                                 $    98       $   380        $  74
 Income taxes                                             $ 8,604       $ 7,535        $ 807

NOTE ELEVEN: COMMITMENTS AND CONTINGENCIES
Under certain license agreements (see Note One), the Company is required to pay specified amounts of per unit royalties based on sales of certain of its products. Some of these agreements also contain minimum quarterly and annual volume requirements. Certain of these agreements expire on specific dates, others continue in effect as long as the technology is incorporated into the Company's products, and some can be terminated by either party after specified notice periods. Royalties under these agreements amounted to $922,000, $594,000, and $649,000 for fiscal 2000, 1999 and 1998, respectively.

The Company leases its facilities and certain equipment under operating leases expiring on various dates through 2011. Rent expense was $2,797,000, $1,693,000 and $1,665,000 for fiscal 2000, 1999 and 1998, respectively. As of September 30, 2000, minimum future rental payments under all non-cancelable operating leases for facilities and equipment were as follows (in thousands):

                                                                 45 XIRCOM, INC.

                                                                     Operating
Fiscal Years Ended September 30                                         leases
------------------------------------------------------------------------------
2001                                                                   $ 3,367
2002                                                                     5,207
2003                                                                     5,163
2004                                                                     5,344
2005                                                                     4,860
Thereafter                                                              18,703
------------------------------------------------------------------------------
                                                                       $42,644
------------------------------------------------------------------------------

Legal proceedings
The Company is involved in certain claims and legal proceedings, including patent disputes that arise in the normal course of business.

On May 26, 2000, 3Com Corporation (3Com) filed a complaint in the United States District Court for the District of Utah, alleging infringement of several 3Com patents by products of the Company. The complaint seeks certain injunctive relief and compensatory damages. Xircom filed its answer and counterclaim in response to the original complaint. Xircom denies all infringement and all claims by 3Com for entitlement to damages or other relief. Further proceedings are pending. Xircom is unable to predict the outcome of these proceedings or the time at which they may be resolved.

On September 25, 2000, Northrop Grumman Corporation filed a lawsuit in the United States District Court, Eastern District of Texas, Beaumont Division alleging patent infringement of a single Northrop Grumman patent against Intel Corporation, 3Com Corporation, Xircom, Inc., D-Link Systems, Inc., and The Linksys Group. The Complaint seeks certain injunctive relief and compensatory damages. Xircom has filed its Answer and Counterclaim in response to the Complaint. Xircom denies all infringement and all claims by Northrop Grumman for entitlement to damages or other relief. Further proceedings are pending. Xircom is unable to predict the outcome of these proceedings or the time at which they may be resolved.

In the opinion of the Company, the outcome of any of these matters will not have a material adverse effect on the Company's consolidated financial position but could be material to its results of operations in any one accounting period.

NOTE TWELVE: SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in two segments within its business of the design, development, manufacture, marketing and support of mobile information access products for notebook computers and handheld devices. For management purposes, the Company is divided into two primary business segments: the "OEM" business, which includes operations specific to the Company's domestic and international original equipment manufacturer customers, and the "Branded" business, which includes operations specific to the Company's domestic and international distribution customers. The Company sells most of its products in each of its segments. The OEM business has a vice president who reports directly to the Senior Vice President of Worldwide Sales and Marketing ("SVP"), and the Branded business has three vice presidents, each of whom report directly to the SVP. The SVP reports directly to the Chief Executive Officer ("CEO"), who is the Chief Operating Decision Maker as defined by SFAS 131. The measures of profitability reviewed by the CEO for these segments consist of net sales, gross profit, and certain identifiable operating expenses. The majority of the Company's operating expenses are not allocated to these segments, but are treated as corporate expenses (unallocated). Fiscal year 2000, 1999 and 1998 revenues and expenses attributable to each business segment are presented in the table below. In addition, there is no allocation, direct or indirect, of assets and liabilities to these business segments. The Company had no inter-segment sales during the periods presented.

                                                                 46 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)                                              Branded             OEM     Unallocated         Total
-----------------------------------------------------------------------------------------------------------------
Fiscal 2000
 Net sales                                               $  320,759    $    175,440       $       -    $  496,199
 Cost of sales                                              158,848         120,470               -       279,318
-----------------------------------------------------------------------------------------------------------------
 Gross profit                                               161,911          54,970               -       216,881
 Research and development expenses                                -               -          37,847        37,847
 Sales and marketing expenses                                76,218           6,669          13,625        96,512
 General and administrative expenses                              -               -          19,648        19,648
 In-process research and development and other
  unallocated charges                                             -               -          31,115        31,115
-----------------------------------------------------------------------------------------------------------------
 Total operating expenses                                    76,218           6,669         102,235       185,122
-----------------------------------------------------------------------------------------------------------------
 Operating income (loss)                                     85,693          48,301        (102,235)       31,759
 Other income, net                                                -               -           9,332         9,332
-----------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                       $   85,693      $   48,301       $ (92,903)   $   41,091
-----------------------------------------------------------------------------------------------------------------
Fiscal 1999
 Net sales                                               $  350,379      $   74,057       $       -    $  424,436
 Cost of sales                                              191,472          51,776               -       243,248
-----------------------------------------------------------------------------------------------------------------
 Gross profit                                               158,907          22,281               -       181,188
 Research and development expenses                                -               -          24,557        24,557
 Sales and marketing expenses                                72,720           3,863          10,765        87,348
 General and administrative expenses                              -               -          15,143        15,143
 In-process research and development and other
  nonrecurring charges                                            -               -           4,596         4,596
-----------------------------------------------------------------------------------------------------------------
 Total operating expenses                                    72,720           3,863          55,061       131,644
-----------------------------------------------------------------------------------------------------------------
 Operating income (loss)                                     86,187          18,418         (55,061)       49,544
 Other income, net                                                -               -           1,785         1,785
-----------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                       $   86,187      $   18,418       $ (53,276)   $   51,329
-----------------------------------------------------------------------------------------------------------------
Fiscal 1998
 Net sales                                               $  222,352      $   54,595       $       -    $  276,947
 Cost of sales                                              133,791          45,586               -       179,377
-----------------------------------------------------------------------------------------------------------------
 Gross profit                                                88,561           9,009               -        97,570
 Research and development expenses                                -               -          16,599        16,599
 Sales and marketing expenses                                41,076           2,365           7,258        50,699
 General and administrative expenses                              -               -          10,757        10,757
 Total operating expenses                                    41,076           2,365          34,614        78,055
-----------------------------------------------------------------------------------------------------------------
 Operating income (loss)                                     47,485           6,644         (34,614)       19,515
 Other income, net                                                -               -           4,191         4,191
-----------------------------------------------------------------------------------------------------------------
 Income (loss) before income taxes                       $   47,485      $    6,644       $ (30,423)   $   23,706
-----------------------------------------------------------------------------------------------------------------

Two customers accounted for 19% and 16%, respectively, of net sales for fiscal 2000. Two customers accounted for 20% and 10%, respectively, of net sales for fiscal 1999. A single customer accounted for 13% of net sales in 1998. All such customers were in the branded business. Net sales are attributed to the following locations and were derived from the location of the Company's regional operating unit having invoiced the sale.

                                                                 47 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal Years Ended September 30 (in thousands)                           2000               1999             1998
-------------------------------------------------------------------------------------------------------------------
  United States                                                      $276,934           $213,490         $144,912
  Belgium                                                             165,485            151,811           90,017
  Singapore                                                            53,780             57,032           42,018
  Other                                                                     -              2,103                -
-------------------------------------------------------------------------------------------------------------------
                                                                     $496,199           $424,436         $276,947
-------------------------------------------------------------------------------------------------------------------

Net sales from the Company's products as a percentage of total net sales were as follows:

Fiscal Years Ended September 30
(percentage of total revenue)                                            2000              1999             1998
-------------------------------------------------------------------------------------------------------------------
LAN Adapters                                                               32%                28%              30%
LAN+Modem                                                                  57%                57%              48%
Modem                                                                       7%                10%              21%
Other                                                                       4%                 5%               1%
-------------------------------------------------------------------------------------------------------------------

Long-lived assets were located in the following countries:

September 30 (in thousands)                                              2000               1999            1998
-------------------------------------------------------------------------------------------------------------------
  United States                                                       $44,474            $15,361         $ 8,261
  Malaysia                                                             26,934             22,297          17,784
  Other foreign countries                                               3,326              2,878           1,238
-------------------------------------------------------------------------------------------------------------------
                                                                      $74,734            $40,536         $27,283
-------------------------------------------------------------------------------------------------------------------

NOTE THIRTEEN: SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                                     Quarter ended
                                      -----------------------------------------------------------------------------
(in thousands, except per share data)    Dec. 31           Mar. 31       June 30         Sept. 30      Fiscal Year
-------------------------------------------------------------------------------------------------------------------
Fiscal 2000
  Net sales                            $ 124,111        $ 111,250      $  126,706       $ 134,132       $ 496,199
  Gross profit                            57,073           49,370          54,503          55,935         216,881
  Net income                              12,725/(1)/       7,838/(2)/     (5,107)/(3)/     9,572          25,028
  Diluted earnings per share           $     .46/(1)/   $     .25/(2)/ $     (.17)/(3)/ $     .31       $     .82
-------------------------------------------------------------------------------------------------------------------
Fiscal 1999
  Net sales                            $  98,498        $ 101,872      $  108,439       $ 115,627       $ 424,436
  Gross profit                            39,434           43,229          46,805          51,720         181,188
  Net income                               7,609            9,461           9,864           7,671/(4)/     34,605
  Diluted earnings per share           $     .30        $     .37      $      .39       $     .29/(4)/  $    1.35
-------------------------------------------------------------------------------------------------------------------

(1) Net income for the period includes $2,865,000 ($2,091,450, net of income taxes) or $.07 per share related to non-recurring transaction and transition charges from the acquisition of Entrega.
(2) Net income for the period includes $4,150,000 ($3,112,500, net of income taxes) or $.10 per share for a customer insolvency charge.
(3) Net income for the period includes $19,535,000 ($19,535,000, net of income taxes) or $.62 per share for the write-off of in-process research and development related to the OTI acquisition.
(4) Net income for the period includes $4,596,000 ($3,309,000 net of income taxes) or $0.13 per share for the write-off of in-process research and development and other non-recurring charges for future operating lease payments related to facilities to be vacated.

                                                                 48 XIRCOM, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND SHAREHOLDERS

XIRCOM, INC.

We have audited the accompanying consolidated balance sheets of Xircom, Inc. as of September 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xircom, Inc. at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/ ERNST & YOUNG LLP

Woodland Hills, California
October 17, 2000

                                                                 49 XIRCOM, INC.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE NONE.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information with respect to directors of Xircom is incorporated by reference from the information under the caption "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders. Information with respect to executive officers of Xircom is described in Item 1 of this Annual Report on Form 10-K. Information with respect to delinquent filings under
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 11.   EXECUTIVE COMPENSATION
Incorporated by reference from the information under the caption "Executive Officer Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Incorporated by reference from the information under the caption "Executive Officer Compensation" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                                                                  Page in Form 10-K
(a) (1)  The following consolidated financial statements of Xircom, Inc. and the
         Report of Independent Auditors, are included in Item 8 of this document:
         Consolidated Statements of Income - Years ended
           September 30, 2000, 1999 and 1998                                                              30
         Consolidated Balance Sheets at September 30, 2000 and 1999                                       31
         Consolidated Statements of Shareholders' Equity - Years ended
           September 30, 2000, 1999 and 1998                                                              32
         Consolidated Statements of Cash Flows - Years ended
           September 30, 2000, 1999 and 1998                                                              33
         Notes to Consolidated Financial Statements                                                    34-48
         Report of Ernst & Young LLP, Independent Auditors                                                49
    (2)  Consolidated financial statement schedule:
         Schedule II - Valuation and Qualifying Accounts                                                  51
         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
    (3)  Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)             52-53

(b) Reports on Form 8-K filed in the fourth quarter of fiscal 2000
The Company filed a report on Form 8-K on July 18, 2000 pursuant to Item 5 of Form 8-K ("Other Events"). The report related to a press release issued by the Company on July 17, 2000 announcing the Company's financial results for the three- and nine-month periods ended June 30, 2000. A copy of the press release was filed as an exhibit to such report.

                                                                 50 XIRCOM, INC.

SCHEDULE II
Xircom, Inc.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

                                                         Additions
                                               --------------------------------
                                  Balance at       Charged to        Charged to
                                  Beginning         Costs and             Other                              Balance at
Description                        of Period         Expenses       Accounts/(1)/         Deductions      End of Period
------------------------------------------------------------------------------------------------------------------------
Fiscal 2000
 Deducted from asset
   accounts:
   Allowance for sales returns         $10,442          $28,082         $     -           $32,817            $ 5,707
   Allowance for bad debts               1,449            5,665         $    50             3,293              3,871
--------------------------------------------------------------------------------------------------------------------
      Total allowance                  $11,891          $33,747         $    50           $36,110            $ 9,578
--------------------------------------------------------------------------------------------------------------------
Liability reserves:
 Warranty                               $9,301           $4,476         $     -           $ 6,301            $ 7,476
--------------------------------------------------------------------------------------------------------------------

Fiscal 1999
  Deducted from asset
   accounts:
    Allowance for sales returns        $ 7,378          $17,517         $ 1,995           $16,448            $10,442
    Allowance for bad debts              1,236              269               -                56              1,449
--------------------------------------------------------------------------------------------------------------------
      Total allowance                  $ 8,614          $17,786         $ 1,995           $16,504            $11,891
--------------------------------------------------------------------------------------------------------------------
Liability reserves:
  Warranty                             $ 6,264          $ 5,915         $   313           $ 3,191            $ 9,301
--------------------------------------------------------------------------------------------------------------------

Fiscal 1998
  Deducted from asset
   accounts:
    Allowance for sales returns        $ 5,757          $15,523         $     -           $13,902            $ 7,378
    Allowance for bad debts                497              750               -                11              1,236
--------------------------------------------------------------------------------------------------------------------
      Total                            $ 6,254          $16,273         $     -           $13,913            $ 8,614
--------------------------------------------------------------------------------------------------------------------
Liability reserves:
 Warranty                              $ 4,041          $ 6,367         $     -           $ 4,144            $ 6,264
--------------------------------------------------------------------------------------------------------------------

(1) Amounts in 2000 and 1999 were assumed in connection with the purchase of Omnipoint Technologies, Inc. and the Rex product line, respectively.

                                                                 51 XIRCOM, INC.

EXHIBITS INCLUDED HEREIN (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION
S-K)

    Exhibit
    Number      Description of Document
-------------------------------------------------------------------------------

       3.1 Amended Articles of Incorporation of Xircom, Inc. (incorporated by reference to Exhibit 3.1 of the Company's report on Form 10-Q for the quarter ended December 31, 1999)

       3.2 Bylaws of Xircom, Inc. (incorporated by reference to Exhibit 3.3 of Amendment No. 3 to the Company's registration statement on Form S-1, No. 33-45667)

       4.1      Form of Common Stock Certificate (incorporated by reference to
                Exhibit 4.1 of Amendment No. 3 to the Company's registration statement on Form S-1, No. 33-45667)

      10.1      Form of Indemnification Agreement (incorporated by reference to
                Exhibit 10.3 of the Company's report on Form 10-Q for the quarter ended March 31, 1992)

      10.9 1992 Stock Option Plan of the Company, as amended and restated on January 23, 1998, and forms of agreement thereunder (incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-8 filed on April 21, 1998, No. 333-50591)

     10.10 1992 Director Stock Option Plan of the Company, as amended and restated on January 22, 1999, and forms of agreement thereunder (incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-8 filed on April 20, 1999, No. 333-76621)

     10.26 1994 Employee Stock Purchase Plan, as amended and restated as of January 22, 1999, and forms of agreement thereunder (incorporated by reference to Exhibit 4.2 of the Company's registration statement on Form S-8 filed on April 20, 1999, No. 333-76621)

     10.27 Facility lease agreement, dated as of March 29, 1994, between Metropolitan Life Insurance Company and the Company (incorporated by reference to Exhibit 10.1 of the Company's report on From 10-Q for the quarter ended March 31, 1994)

     10.28 Facility lease agreement, dated as of March 29, 1994, between Metropolitan Life Insurance Company and the Company (incorporated by reference to Exhibit 10.2 of the Company's report on From 10-Q for the quarter ended March 31, 1994)

     10.31 Xircom, Inc. Common Stock and Warrant Purchase Agreement, of January 13, 1997, between Xircom, Inc. and Intel Corporation (incorporated by reference to Exhibit 10.31 of the Company's report on Form 10-Q for the quarter ended March 31, 1997)

     10.31b Investor Rights Agreement, dated February 28, 1997, between Xircom, Inc. and Intel Corporation (incorporated by reference to
                Exhibit 10.31 of the Company's report on Form 10-Q for the quarter ended March 31, 1997)

     10.33 1995 Stock Option Plan, as amended and restated on September 22, 2000 (incorporated by reference to Exhibit 99.1 of the Company's registration statement on Form S-8 filed on October 24, 2000, No. 333-48496)

                                                                 52 XIRCOM, INC.

   Exhibit
   Number       Description of Document
-------------------------------------------------------------------------------

    10.34 1997 Patent Award Stock Option Plan, adopted July 25, 1997, and forms of agreement thereunder (incorporated by reference to Exhibit 4.4 of the Company's registration statement on Form S-8 filed on April 21, 1998, No. 333-50591)

    10.35 Entrega Technologies, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 4.1 of the Company's registration statement on Form S-8 filed on October 15, 1999, No. 333-89099)

    10.36 2000 Stock Plan, as adopted on January 21, 2000 (incorporated by reference to Exhibit 99.1 of the Company's registration statement on Form S-8 filed on April 18, 2000, No. 333-35036)

    10.37 Agreement and Plan of Reorganization by and among VoiceStream Wireless Corporation, Omnipoint Finance, LLC, Omnipoint Technology Holdings, Inc., Xircom, Inc., and OTHI Acquisition Co. dated as of June 12, 2000 (incorporated by reference to Exhibit 10.37 of the Company's report on Form 10-Q for the quarter ended June 30, 2000)

     21.1       Subsidiaries of Xircom, Inc. (see page 54)

     23.1       Consent of Ernst & Young LLP, Independent Auditors (see page 55)

     24.1       Power of Attorney (see page 56)

     27.1       Financial Data Schedule

                                                                 53 XIRCOM, INC.

                                                                    EXHIBIT 21.1

SUBSIDIARIES OF THE COMPANY

Xircom AB
Xircom Asia Pacific Pte. Ltd.
Xircom Asia Limited
Xircom Australia Pty. Ltd.
Xircom Deutschland GmbH
Xircom Europe B.V.B.A.
Xircom France, S.A.R.L.
Xircom International Holdings Pte. Ltd.
Xircom International, Ltd.
Xircom Japan KK
Xircom Operations (Malaysia) Sdn. Bhd.
Xircom Shanghai Telecommunications Warehousing Co. Ltd.
Xircom U.K., Ltd.
Xircom Wireless Corporation
Entrega Technologies, Inc.
Master-Pack (PG) Sdn. Bhd.
Rehis SRL

                                                                 54 XIRCOM, INC.

                                                                    EXHIBIT 23.1

CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-50591, 333-76621, 333-89099, 333-35036, and 333-48496)
pertaining to the 1992 Director Stock Option Plan, 1992 Stock Option Plan, 1994 Employee Stock Purchase Plan, 1995 Stock Option Plan, 1997 Patent Award Stock Option Plan, Entrega Technologies, Inc. Stock Option Plan and 2000 Stock Plan and in the Registration Statements (Form S-3 Nos. 33-93972 and 333-93395) of Xircom, Inc. and in the related Prospectuses of our report dated October 17, 2000, with respect to the consolidated financial statements and schedule of Xircom, Inc., included in this Annual Report (Form 10-K) for the year ended September 30, 2000.

                                        /s/ ERNST & YOUNG LLP

Woodland Hills, California
November 30, 2000

                                                                 55 XIRCOM, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      XIRCOM, INC.

Date:  November 30, 2000              By:  /s/ DIRK I. GATES
                                           -------------------------------------
                                               Dirk I. Gates
                                           Chairman of the Board
                                           President and Chief Executive Officer

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

Signature                                   Title                                         Date
/s/ DIRK I. GATES                           Chairman of the Board,                      November 30, 2000
-----------------------------               President and Chief Executive Officer
Dirk I. Gates                               (Principal Executive Officer)


/s/ STEVEN F. DEGENNARO                     Senior Vice President and                   November 30, 2000
-----------------------------               Chief Financial Officer
Steven F. DeGennaro                         (Principal Financial Officer and
                                            Principal Accounting Officer)


/s/ MICHAEL F.G. ASHBY                      Director                                    November 30, 2000
-----------------------------
Michael F.G. Ashby

/s/ KENNETH J. BIBA                         Director                                    November 30, 2000
-----------------------------
Kenneth J. Biba

/s/ GARY J. BOWEN                           Director                                    November 30, 2000
-----------------------------
Gary J. Bowen

/s/ CARL E. RUSSO                           Director                                    November 30, 2000
-----------------------------
Carl E. Russo

/s/ WILLIAM J. SCHROEDER                    Director                                    November 30, 2000
-----------------------------
William J. Schroeder

/s/ ROBERT R. STAPLETON                     Director                                    November 30, 2000
-----------------------------
Robert R. Stapleton

/s/ DELBERT W. YOCAM                        Director                                    November 30, 2000
-----------------------------
Delbert W. Yocam

                                                                 56 XIRCOM, INC.