Form 10-Q
period 2000-12-31
XIRCOM INC
filed 2001-02-12
CIK 883905

SECURITIES AND EXCHANGE COMMISSION  WASHINGTON, D.C. 20549


FORM 10-Q

(Mark one)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarter ended December 31, 2000

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


There were 30,087,128 shares of the Registrant's $.001 par value Common Stock outstanding as of February 2, 2001.

                                                                  1 XIRCOM, INC.

Xircom, Inc.
TABLE OF CONTENTS

                                                             Page in Form 10-Q
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheets                               3

         Condensed Consolidated Statements of Operations                     4

         Condensed Consolidated Statements of Cash Flows                     5

         Notes to Condensed Consolidated Financial Statements              6-9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    9-16

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                               16-17

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  17

ITEM 2.  CHANGES IN SECURITIES                                              17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                17

ITEM 5.  OTHER ITEMS                                                        17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                17-19

SIGNATURES                                                                  19

                                                                  2 XIRCOM, INC.

Xircom, Inc.
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                     December 31          September 30
(In thousands)                                                                              2000                  2000
----------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                          $ 78,672              $113,284
     Short-term investments                                                              195,793               195,205
     Accounts receivable, net                                                             48,841                53,203
     Income tax receivable                                                                 6,029                 2,377
     Inventories                                                                          35,104                24,483
     Deferred income taxes                                                                15,109                14,674
     Other current assets                                                                 13,360                 9,045
----------------------------------------------------------------------------------------------------------------------
Total current assets                                                                     392,908               412,271

Property and equipment, net                                                               81,858                74,734
Goodwill and other acquired intangibles, net                                              48,106                50,921
Other assets                                                                               6,532                 3,623
----------------------------------------------------------------------------------------------------------------------

Total assets                                                                            $529,404              $541,549
----------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                                   $ 24,852              $ 34,014
     Accrued liabilities                                                                  36,054                39,442
----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                 60,906                73,456

Deferred income taxes                                                                     20,723                17,134

Shareholders' equity:
     Common stock                                                                             30                    30
     Paid-in capital                                                                     403,054               404,008
     Accumulated other comprehensive loss                                                   (848)               (1,078)
     Retained earnings                                                                    45,539                47,999
----------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                               447,775               450,959
----------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                              $529,404              $541,549
----------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                                                  3 XIRCOM, INC.

Xircom, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(In thousands, except per share information)
Three Months Ended December 31                                                              2000                 1999
---------------------------------------------------------------------------------------------------------------------
Net sales                                                                               $120,094             $124,111
Cost of sales                                                                             84,765               67,038
---------------------------------------------------------------------------------------------------------------------
Gross profit                                                                              35,329               57,073

Operating expenses:
 Research and development                                                                 11,027                7,569
 Sales and marketing                                                                      21,798               24,832
 General and administrative                                                                5,931                4,392
 Amortization of goodwill and other
  acquisition-related intangibles                                                          2,815                  608
 Acquisition-related non-recurring charges                                                     -                2,865
---------------------------------------------------------------------------------------------------------------------
     Total operating expenses                                                             41,571               40,266
---------------------------------------------------------------------------------------------------------------------
Operating income (loss)                                                                   (6,242)              16,807

Other income, net                                                                          3,719                  625
---------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                         (2,523)              17,432

Income tax provision (benefit)                                                               (63)               4,707
---------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                       $ (2,460)            $ 12,725
---------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share                                                            $(.08)                $.49
Diluted earnings (loss) per share                                                          $(.08)                $.46
---------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                                                  4 XIRCOM, INC.

Xircom, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)
Three Months Ended December 31                                                           2000                  1999
-------------------------------------------------------------------------------------------------------------------
Operating activities:
 Net income (loss)                                                                  $  (2,460)            $  12,725
 Adjustments to derive cash flows from operating activities:
   Depreciation and amortization                                                        8,069                 4,161
   Deferred income taxes                                                                3,154                     -
   Non-cash charges                                                                       132                 1,451
   Foreign currency exchange loss                                                          70                   940
   Changes in assets and liabilities:
     Accounts receivable                                                                4,362               (16,569)
     Inventories                                                                      (10,621)                3,101
     Other current assets                                                              (2,158)                2,559
     Accounts payable and accrued liabilities                                         (12,390)               (9,819)
     Income taxes                                                                      (3,419)                 (453)
-------------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                                (15,261)               (1,904)
-------------------------------------------------------------------------------------------------------------------

Investing activities:
 Purchases of short-term investments                                                 (195,097)             (368,155)
 Sales of short-term investments                                                      194,509                85,950
 Purchases of property and equipment                                                  (12,433)              (10,768)
 Other                                                                                 (2,854)                 (923)
-------------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                                (15,875)             (293,896)
-------------------------------------------------------------------------------------------------------------------

Financing activities:
 Issuance of common stock                                                               1,659               227,546
 Repurchase of common stock                                                            (5,135)                    -
 Repayment of notes payable                                                                 -                (4,988)
-------------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                   (3,476)              222,558
-------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                             (34,612)              (73,242)
Cash and cash equivalents at beginning of period                                      113,284               135,630
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $  78,672             $  62,388
-------------------------------------------------------------------------------------------------------------------

Supplemental cash flow disclosures:
 Cash paid for income taxes                                                         $      50             $   6,234
 Non-cash transactions--Common stock
  issued in lieu of indebtedness                                                    $       -             $   7,382
-------------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.


                                                                  5 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit (except for the balance sheet information as of September 30, 2000, which was derived from audited consolidated financial statements) pursuant to Securities and Exchange Commission regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the consolidated financial position at December 31, 2000, and the consolidated statements of operations and cash flows for the three-month periods ended December 31, 2000 and 1999, in accordance with accounting principles generally accepted in the United States. The accompanying financial statements are condensed and do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States and, therefore, should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                        December 31       September 30
(In thousands)                                 2000               2000
----------------------------------------------------------------------
Finished goods                              $14,714            $ 8,813
Subassemblies                                   754                669
Work-in-process                               2,668              3,565
Component parts                              16,968             11,436
----------------------------------------------------------------------
                                            $35,104            $24,483
----------------------------------------------------------------------

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

Foreign currency transactions

The functional currency of most of the Company's foreign subsidiaries is the U.S. dollar. However, the functional currency of the Company's European trading subsidiary is the Euro. Translation adjustments are recorded on the balance sheet under "Accumulated other comprehensive loss".

The Company has a program to manage its foreign currency risk. As part of this program, the Company enters into one-month forward contracts to hedge exposures to foreign currency fluctuations of certain assets and liabilities denominated in a currency other than the functional currency. These contracts are designated as effective hedges and, accordingly, gains and losses on these forward contracts are recognized in the same period the offsetting gains


                                                                  6 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and losses of hedged assets and liabilities are realized and recognized. Gains and losses on forward contracts, to the extent they differ in amount from the hedged assets and liabilities, are included in Other income, net. There were no outstanding forward contracts as of December 31, 2000.

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

(In thousands)
Three Months Ended December 31                     2000         1999
--------------------------------------------------------------------
Weighted average number of
 shares--basic                                   29,726       25,840

Effect of dilutive securities--
 employee stock options                               -        2,065
--------------------------------------------------------------------
Weighted average number of
 shares--diluted                                 29,726       27,905
--------------------------------------------------------------------

For the three months ended December 31, 2000, common stock equivalent shares such as employee stock options have been excluded from the computation of diluted weighted average shares as their effect would be anti-dilutive.

Comprehensive income (loss)

During the three-month periods ended December 31, 2000 and 1999, total comprehensive income (loss) was ($2,230,000) and $12,470,000, respectively. The difference between net loss and total comprehensive loss relates to the Company's foreign currency translation adjustments.

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

The purchase price allocation is preliminary and subject to adjustments as the Company completes its review and evaluation of the acquired assets and assumed liabilities.

Acquisition-related non-recurring charges

During the three-month period ended December 31, 1999 the Company incurred approximately $2.9 million of non-recurring transaction and transition charges related to the acquisition of Entrega Technologies, Inc. Transaction charges include certain fees and accounting and legal expenses. Transition charges include costs of severance and future operating lease payments related to facilities that were vacated.

Shareholders' equity

On December 9, 1999, the Company sold 4.6 million shares of Common Stock (including the exercise of the underwriters' over-allotment option) in an underwritten public offering at a price of $51.25, and realized net proceeds of approximately $223.3 million.

During the three months ended December 31, 2000, the Company repurchased 230,000 shares of its common stock at a total cost of $5.1 million under a repurchase program approved by its Board of Directors in September 2000.


                                                                  7 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Legal proceedings

The Company is involved in certain claims and legal proceedings, including patent disputes that arise in the normal course of business.

On May 26, 2000, 3Com Corporation (3Com) filed a complaint in the United States District Court for the District of Utah, alleging infringement of several 3Com patents by products of the Company. The complaint seeks certain injunctive relief and compensatory damages. The Company filed its answer and counterclaim in response to the original complaint. The Company denies all infringement and all claims by 3Com for entitlement to damages or other relief. Further proceedings are pending. The Company is unable to predict the outcome of these proceedings or the time at which they may be resolved.

On September 25, 2000, Northrop Grumman Corporation filed a lawsuit in the United States District Court, Eastern District of Texas, Beaumont Division alleging patent infringement of a single Northrop Grumman patent against Intel Corporation, 3Com Corporation, Xircom, Inc., D-Link Systems, Inc., and The Linksys Group. The Complaint seeks certain injunctive relief and compensatory damages. The Company has filed its Answer and Counterclaim in response to the Complaint. The Company denies all infringement and all claims by Northrop Grumman for entitlement to damages or other relief. Further proceedings are pending. The Company is unable to predict the outcome of these proceedings or the time at which they may be resolved.

In the opinion of the Company, the outcome of any of these matters will not have a material adverse effect on the Company's consolidated financial position but could be material to its results of operations or cash flows in any one accounting period.

Subsequent Event

On January 15, 2001, Intel Corporation and Xircom entered into a definitive agreement under which Intel, through a wholly owned subsidiary, would acquire all of the outstanding common stock of Xircom for $25 per share in an all-cash tender offer valued at approximately $748 million. In addition, Intel will assume all existing vested and unvested employee stock options. Intel's obligations to accept shares tendered in the offer is conditioned upon the tender of a majority of outstanding Xircom shares, measured on a fully-diluted basis, receipt of regulatory approvals, other customary conditions, and compliance by Xircom with certain financial and business criteria. The tender offer will expire on March 2, 2001, but may be extended under certain circumstances. The transaction is expected to be completed during the quarter ending March 31, 2001. Upon completion of the transaction, Xircom will become a wholly owned subsidiary of Intel.

Xircom shareholders are advised to read the Tender Offer Statement on Schedule TO, which was filed by Intel and ESR Acquisition with the SEC on January 29, 2001, and the related Solicitation/ Recommendation Statement on Schedule 14d-9 which was filed by Xircom with the SEC on the same date. The Tender Offer Statement (including an offer to purchase, letter of transmittal and related tender offer documents) and the Solicitation/ Recommendation Statement contain important information, which should be read carefully. These documents were mailed to Xircom shareholders on January 29, 2001 and are available at no charge at the SEC's web site, www.sec.gov.
                       -----------


                                                                  8 XIRCOM, INC.

Xircom, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information

The table below presents information about the Company's reportable segments for the three-month periods ended December 31, 2000 and 1999.

(In thousands)                                                Branded            OEM            Unallocated           Total
-----------------------------------------------------------------------------------------------------------------------------
Three months ended December 31, 2000

Net sales                                                     $52,114           $67,980           $      -           $120,094
Operating income (loss)                                       $ 9,837           $12,854           $(28,933)          $ (6,242)
Other income, net                                             $     -           $     -           $  3,719           $  3,719
Income (loss) before income taxes                             $ 9,837           $12,854           $(25,214)          $ (2,523)
-----------------------------------------------------------------------------------------------------------------------------
Three months ended December 31, 1999

Net sales                                                     $93,477           $30,634           $      -           $124,111
Operating income (loss)                                       $36,861           $ 9,235           $(29,289)          $ 16,807
Other income, net                                             $     -           $     -           $    625           $    625
Income (loss) before income taxes                             $36,861           $ 9,235           $(28,664)          $ 17,432
-----------------------------------------------------------------------------------------------------------------------------

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

Overview
--------

On January 15, 2001, Intel Corporation and Xircom entered into a definitive agreement under which Intel, through a wholly owned subsidiary, would acquire all of the outstanding common stock of Xircom for $25 per share in an all-cash tender offer valued at approximately $748 million. In addition, Intel will assume all existing vested and unvested employee stock options. Intel's obligations to accept shares tendered in the offer is conditioned upon the tender of a majority of outstanding Xircom shares, measured on a fully-diluted basis, receipt of regulatory approvals, other customary conditions, and compliance by Xircom with certain financial and business criteria. The tender offer will expire on March 2, 2001, but may be extended under certain circumstances. Upon completion of the transaction, Xircom will become a wholly owned subsidiary of Intel. The Company expects to incur substantial acquisition related costs in the second quarter of fiscal 2001, including investment banking, legal, and other transaction costs, and anticipates that the acquisition will be completed during the quarter ending March 31, 2001.

Xircom shareholders are advised to read the Tender Offer Statement on Schedule TO which was filed by Intel and ESR Acquisition with the SEC on January 29, 2001, and the related Solicitation/Recommendation Statement on Schedule 14d-9 which was filed by Xircom with the SEC on the same date. The Tender Offer Statement (including an offer to purchase, letter of transmittal and related tender offer documents) and the Solicitation/Recommendation Statement contain important information which should be read carefully. These documents were mailed to Xircom shareholders on January 29, 2001 and are available at no charge at the SEC's web site, www.sec.gov.


                                                                  9 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The following table sets forth the statements of operations as a percentage of net sales:

Three Months Ended December 31                             2000          1999
-----------------------------------------------------------------------------
Net sales                                                100.0%        100.0%
Cost of sales                                             70.6%         54.0%
----------------------------------------------------------------------------
Gross profit                                              29.4%         46.0%
Operating expenses:
  Research and development                                 9.3%          6.1%
  Sales and marketing                                     18.1%         20.0%
  General and administrative                               4.9%          3.6%
  Amortization of goodwill and other
   acquisition-related intangibles                         2.3%          0.5%
  Acquisition-related non-recurring charges                  -           2.3%
----------------------------------------------------------------------------
                                                          34.6%         32.5%
----------------------------------------------------------------------------
Operating income (loss)                                   (5.2)%        13.5%
Other income, net                                          3.1%          0.5%
----------------------------------------------------------------------------
Income (loss) before income taxes                         (2.1)%        14.0%
Income tax provision (benefit)                            (0.1)%         3.7%
----------------------------------------------------------------------------
Net income (loss)                                         (2.0)%        10.3%
----------------------------------------------------------------------------

Net sales

Net sales decreased 3% to $120.1 million in the three-month period ended December 31, 2000 from $124.1 million in the three-month period ended December 31, 1999. We derive net sales principally from shipments of Integrated PC Card, PC Card and Mini-PCI card products (collectively "adapter products"). The adapter products connect notebook PCs and other handheld devices to networks, the Internet and online services using the following technologies:

 .   Fast Ethernet, Ethernet and Token Ring local area network ("LAN");
 .   Multifunction LAN and modem ("Combo cards"); and,
 .   Modem.

We also derive net sales from shipments of USB port expansion solution products, which enable users to add peripheral devices to their computer via a single USB connection, Rex MicroPDA, and the NetStation product family (our all-in-one conference room networking device for notebook and handheld PC users).

The decrease in net sales is primarily due to an increased shipment mix of MiniPCI cards, which have lower selling prices than PC cards. Total unit shipments of adapter products during the three-month period ended December 31, 2000 increased 56% from the comparable prior year period, but average selling prices declined due to increased shipment mix of MiniPCI cards and increased competition in the market for adapter products.

Net sales by our distribution customers (the "branded" business) declined by 44% during the three-month period ended December 31, 2000 as compared to the corresponding prior year period. We believe this decrease is primarily due to a shift in fulfillment of orders through the OEM channel as opposed to the distribution channel. Sales to our OEM customers during the three-month period ended December 31, 2000 increased by 122% over the comparable prior year period. We expect this trend to continue through fiscal 2001.


                                                                 10 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues from our products as a percentage of total revenues were as follows:

Three Months Ended December 31
(percentage of total revenue)                   2000      1999
--------------------------------------------------------------
LAN Adapters                                     25%       31%
LAN+Modem                                        65%       56%
Modem                                             7%        8%
Port expansion system                             2%        4%
Other                                             1%        1%
--------------------------------------------------------------

International sales. Total international sales (shipments to customers located outside the U.S.) were 47% of total net sales for the three-month period ended December 31, 2000, compared to 53% for the comparable prior year period. Sales of our adapter cards grew at a faster rate in the U.S. than in the Europe and the Asia-Pacific regions during the first quarter of fiscal 2001 from the comparable prior year period.

Gross profit

Gross profit consists of net sales less cost of sales. Cost of sales includes material, labor, manufacturing overhead and other costs of sales. Other costs of sales include provisions for excess and obsolete inventory, warranty expense and royalty payments to licensers of software incorporated into our products. Gross profit margins for the quarter ended December 31, 2000 were 29.4% compared to 46.0% for the comparable prior-year period. The decrease in gross profit as a percentage of net sales was primarily attributable to a greater mix of sales to our OEM customers, which generally result in lower gross profit margins, versus our distribution partners, and higher sales of Mini-PCI card products, which have a significantly lower margin than other OEM products such as integrated PC cards. We expect gross profit margins during the remainder of fiscal 2001 to be in a similar range to what we reported in the quarter ended December 31, 2000.

Operating expenses

We increased our research and development expenses in the three-month period ended December 31, 2000 by 46% as compared to the prior period primarily due to our acquisition of OTI in June 2000 which resulted in increased staffing and expenditures for the development of wireless data solutions for wireless networks for mobile technology customers. In addition, we continued to incur research and development costs to support expanded branded and OEM product offerings including our RealPort2 Integrated PC Cards, PortStation(TM) ADSL USB modems, SpringPort(TM) Modem for Handspring Visor, Rex MicroPDA and NetStation products. We expect total expenditures for research and development to increase through fiscal 2001 due to our planned expenditures on product enhancements and new product introductions.

Our sales and marketing expenses decreased by 12% in the three-month period ended December 31, 2000 as compared to the corresponding prior-year period primarily due to the lower sales and marketing expenditures that generally are associated with OEM sales versus branded business sales. During the remainder of fiscal 2001, we expect sales and marketing expenses to decrease compared to the corresponding prior year periods.

Our general and administrative expenses for the three-month period ended December 31, 2000 increased by 35% as compared to the corresponding prior-year period to support growth in our organization, including the acquisition of OTI in our third quarter of 2000, and continued expenditures on our information systems hardware and software. We expect general and administrative expenses to increase during 2001 due to the effect of a full year of OTI expenses being included in our results of operations and the expansion of information systems hardware and software.

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

Other income, net

Other income, net is primarily comprised of interest and dividend income we earn from our cash and short-term investments. This amount is offset by early payment discounts taken by our customers, foreign currency transaction losses, and losses on disposals of fixed assets. The increase in Other income, net during the period ended December 31, 2000 as compared to the prior year period was due primarily to increased interest income resulting from a higher average balance of cash and short-term investments, and higher interest rates, and a decrease in foreign exchange losses. Our interest income was $4.5 million and $2.0 million in fiscal 2001 and 2000 and our net foreign currency transaction losses were $70,000 in fiscal 2001 and $940,000 in fiscal 2000.

Income taxes

We recognized a benefit for income taxes of $63,000 for the three months ended December 31, 2000. The difference between our effective tax rate and the federal statutory tax rate was primarily due to non-deductible amortization of goodwill and intangibles associated with the OTI acquisition, partially offset by the use of tax preferred investments.

The difference between the effective tax rates and the 35% federal statutory tax rate for the three months ended December 31, 1999 was due primarily to benefits from the tax holiday status of the Company's operations in Malaysia, use of tax-preferred investments, and state income taxes.

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

Our manufacturing facility, located in Malaysia, produces substantially all of our PC Card adapter products. We may be unable to achieve significant additional efficiencies from this facility. If we are unable to achieve additional cost reductions through increased production or manufacturing efficiencies we may be unable to keep pace with our competitors' cost or price reductions to an extent necessary to maintain or increase our market share without adversely affecting gross profit margins. In addition, interruptions in the supply of products could occur if we are unable to accurately forecast demand levels, or react sufficiently rapidly to changes. This in turn could adversely affect future sales. We also face risks associated with maintaining production facilities overseas, including management of a distant and remote manufacturing facility, currency fluctuations and potential instability in the local country. This is particularly of concern to us in light of past economic and political uncertainty in Malaysia and in Asia generally.

Any changes in the mix of products we sell and in the types of customers to whom we sell could reduce our profit margins.

Certain of our products have lower gross profit margins than others. As a result, changes in our product mix could result in variations in overall


                                                                 12 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

gross profit margin. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a discussion of the relative margins of our different products. In addition, shipments to our OEM customers generally result in lower average selling prices and gross profit margins than sales made through our distribution partners. Furthermore, the increased percentage of revenue from OEM customers during 2001 as compared to fiscal 2000 has resulted in an increased concentration in our customer base. With this increased customer concentration, we have increased our dependency on a more limited number of customers at lower average selling prices and gross profit margins than sales made through our distribution partners. These trends may continue, as we anticipate a continuing increase in OEM revenues as a percentage of sales. PC Card functionalities continue to migrate to different form factors such as MiniPCI or other on board access card solutions, resulting in lower selling prices and gross profit margins than in traditional PC Card adapters.

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

We face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. We do substantially all our manufacturing at our facility in Malaysia and we operate regional sales and marketing headquarters located in Belgium, Singapore and Japan. As a result, a substantial portion of our operating expenses are denominated in the Malaysian ringgit, the Euro, the Singapore dollar and the Japanese yen. The majority of our international sales are denominated in the Euro. We hedge certain foreign currency fluctuations and continue to evaluate the impact of such foreign currencies on our foreign exchange exposure. We only hedge foreign currency exposures associated with certain assets and liabilities denominated in currencies other than the functional currencies and do not hedge anticipated foreign currency cash flows. This hedging activity is intended to offset the financial impact of foreign currency fluctuations on certain nonfunctional currency assets and liabilities, but this hedging activity may not be successful in fully offsetting such financial impact.

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

Our net sales can be affected by changes in the quantity of products that our distributor and OEM customers maintain in their inventories. We believe that our distribution partners carry relatively low quantities of our inventory compared to that of our competitors. We have taken steps to reduce the


                                                                 13 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

levels of inventory maintained by our OEM customers. We believe that these actions enable us to react more quickly to changes in market demand. However, we may also be affected more directly and more rapidly by changes in the market, including the impact of any slowdown or rapid increase in end user demand. Despite our efforts to minimize channel inventory exposure, distribution partners and OEM customers may still choose to reduce their inventories below current levels, which could cause a reduction in our net sales.

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

The Company is also subject to additional risk factors as identified in its Annual Report on Form 10-K for the year ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2000 we had $78.7 million in cash and cash equivalents and $195.8 million in short-term investments. Our operating activities used cash of approximately $15.3 million during the three-month period ended December 31, 2000, primarily due to net income excluding depreciation and amortization expense and a decrease in accounts receivable being offset by a decrease in accounts payable and other accrued liabilities and an increase in inventory.
Our accounts receivable decreased primarily due to lower revenues and timing of collections while accounts payable and other accrued liabilities decreased primarily due to the timing of payments for material inventory purchases. Our inventory increased primarily due to lower than expected revenues.

We used $15.9 million of cash in investing activities during the three-month period ended December 31, 2000, primarily for capital expenditures. Our short-term investments consist of financial instruments, including auction rate securities with interest rates or dividends that reset within 90 days, but with longer-term underlying contractual maturities. Our capital expenditures were for information systems hardware and software, purchase of land and leasehold improvements associated with new leased facilities, and the purchase of manufacturing equipment for use in our Penang, Malaysia facility.

Our financing activities used $3.5 million in cash during the three-month period ended December 31, 2000. This was primarily the result of $5.1 million to repurchase 230,000 shares of our stock under a plan authorized by our board of directors in September 2000.

We have an unsecured bank credit facility allowing borrowings up to $25.0 million. We also have credit facilities totaling $5.5 million, denominated in Malaysian ringgit, with banks in Malaysia. We had no borrowings outstanding and approximately $30.2 million in borrowings available under our credit facilities as of December 31, 2000.

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

Our portfolio of cash equivalents and short-term investments is of a short-term nature, and we have no borrowings outstanding. Accordingly, we are not subject to significant market price risk related to investments. However, our interest income is sensitive to changes in the general level of taxable and tax-free short-term U.S. interest rates. Based on our investment mix and balances as of December 31, 2000, if average short term market interest rates had been 100 basis points lower over the last twelve


                                                                 16 XIRCOM, INC.

Xircom, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months, our interest income and income before taxes would have been approximately $2.7 million lower.

Our operating results are exposed to weak economic conditions in foreign markets and changes in exchange rates, primarily between the U.S. dollar and the Euro, the Malaysian ringgit, and to a lesser extent the Japanese yen. Beginning with fiscal 2000, the majority of our international sales are denominated in the Euro. When the dollar strengthens against the Euro or the yen, we experience a decrease in the value of sales in currencies other than the functional currency.

In our European and Japanese markets, respectively, we are a net receiver of the Euro and the yen. As such, we benefit from a weaker U.S. dollar versus the Euro and the Japanese yen. Our Malaysian operations are net payers of currencies other than the U.S. dollar. As such, our operating results may be adversely affected by a weaker U.S. dollar versus the Malaysian ringgit.

To mitigate the short-term effect of changes in currency exchange rates on our foreign currency-based expenses, we purchase and hold Malaysian ringgits in advance of the due date of our underlying obligations. In addition, we hedge our Euro currency exposures associated with certain assets and liabilities denominated in currencies other than the functional currencies by utilizing forward contracts. This hedging program reduces, but does not eliminate, the impact of U.S. dollar/Euro currency exchange rate movements. There were no outstanding forward contracts as of December 31, 2000.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on January 19, 2001. The following is a brief description of each matter voted upon at the meeting and the number of affirmative votes and the number of negative votes cast with respect to each.

(a) The shareholders elected the following persons as directors of the Company with votes for and against (withheld) each nominee as shown in the following table.

                                                           Votes
Nominee                                 Votes For       Withheld
-----------------------------------------------------------------
Michael F.G. Ashby                     24,650,803         403,458
Kenneth J. Biba                        24,650,508         403,753
Gary J. Bowen                          24,653,968         400,293
Dirk I. Gates                          24,642,953         411,308
Carl E. Russo                          24,653,882         400,379
William J. Schroeder                   24,652,518         401,743
Robert R. Stapleton                    24,643,420         410,841
Delbert W. Yocam                       24,650,568         403,693

(b) The shareholders approved the adoption of the Company's 2001 Director Stock Option Plan. There were 19,637,303 votes in favor of, and 4,876,629 votes cast against, the proposal. There were 540,329 abstentions.

(c) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending September 30, 2001. There were 24,581,931 votes cast in favor of, and 35,690 votes cast against, the appointment of Ernst & Young LLP as independent auditors. There were 436,640 abstentions.

ITEM 5.  OTHER ITEMS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 2.1 Agreement and Plan of Merger, dated January 15, 2001, by and among Intel Corporation, ESR Acquisition Corporation and Xircom, Inc. (incorporated by reference to Amendment No. 2 to Intel's Schedule 13D filed on January 22, 2001).


                                                                 17 XIRCOM, INC.

Xircom, Inc.
PART II. OTHER INFORMATION

    Exhibit 2.1a Stock Option Agreement, dated January 15, 2001, by and between Intel Corporation and Xircom, Inc. (incorporated by reference to Amendment No. 2 to Intel's Schedule 13D filed on January 22, 2001).

    Exhibit 2.1b Tender and Voting Agreement, dated January 15, 2001, by and among Intel Corporation, ESR Acquisition Corporation and Dirk Gates (incorporated by reference to Exhibit (d)(3) to the Schedule TO of Acquisition filed on January 29, 2001).

    Exhibit 10.38 Form of Change of Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit (e)(4) to the Solicitation/Recommendation Statement on Schedule 14D-9 filed on January 29, 2001).

    Exhibit 10.38a Form of Amendment to the Change of Control Agreement between the Company and certain executive officers (incorporated by reference to Exhibit (e)(4) to the Solicitation/ Recommendation Statement on Schedule 14D-9 filed on January 29, 2001).

    Exhibit 10.39 Employment Agreement, dated January 15, 2001, between Intel Corporation and Dirk Gates (incorporated by reference to Exhibit (d)(5) to the Schedule TO of Acquisition filed on January 29, 2001).

    Exhibit 10.40 Employment Agreement, dated January 15, 2001, between Intel Corporation and Sam Bass (incorporated by reference to Exhibit (d)(6) to the Schedule TO of Acquisition filed on January 29, 2001).

    Exhibit 10.41 Employment Agreement, dated January 15, 2001, between Intel Corporation and Steven DeGennaro (incorporated by reference to Exhibit (d)(7) to the Schedule TO of Acquisition filed on January 29, 2001).

    Exhibit 10.42 Employment Agreement, dated January 15, 2001, between Intel Corporation and Marc Devis (incorporated by reference to Exhibit (d)(8) to the Schedule TO of Acquisition filed on January 29, 2001).

    Exhibit 10.43 Employment Agreement, dated January 15, 2001, between Intel Corporation and Jeffery Tang (incorporated by reference to Exhibit (d)(9) to the Schedule TO of Acquisition filed on January 29, 2001).

    Exhibit 10.44 Employment Agreement, dated January 15, 2001, between Intel Corporation and Boguslaw Piekarski (incorporated by reference to Exhibit (d)(10) to the Schedule TO of Acquisition filed on January 29, 2001).

    Exhibit 10.45 Employment Agreement, dated January 15, 2001, between Intel Corporation and Mick Conley (incorporated by reference to Exhibit (d)(11) to the Schedule TO of Acquisition filed on January 29, 2001).

(b) Reports on Form 8-K

    On October 19, 2000, we filed a report on Form 8-K relating to the Company's financial results for the three and twelve-month periods ended


                                                                 18 XIRCOM, INC.

Xircom, Inc.
PART II. OTHER INFORMATION

    September 30, 2000, as presented in a press release dated October 17, 2000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                    XIRCOM, INC.
                                                          ----------------------
                                                                    (Registrant)


Date: February 9, 2001                                         /s/ Dirk I. Gates
      -----------------                                    ---------------------
                                                                   Dirk I. Gates
                                            Chairman of the Board, President and
                                                         Chief Executive Officer

Date: February 9, 2001                                   /s/ Steven F. DeGennaro
      ------------------                                 -----------------------
                                                             Steven F. DeGennaro
                                                       Senior Vice President and
                                                         Chief Financial Officer



                                                                 19 XIRCOM, INC.